Form 10-Q
period 1996-03-31
KATZ MEDIA CORP
filed 1996-05-14
CIK 864363

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996    Commission File Number 0-24214



                            Katz Media Corporation
            (Exact name of registrant as specified in its charter)


       Delaware                                       13-3563605
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                125 WEST 55TH STREET, NEW YORK, NEW YORK 10019
              (Address of principal executive offices - Zip Code)
                                (212) 424-6000
              (Registrant's telephone number including area code)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [ ]  No [X]*

      The Registrant does not have any equity securities registered under the Securities Act of 1933, as amended. All outstanding shares of Common Stock of the Registrant are held indirectly by the Registrant's ultimate parent company, Katz Media Group, Inc.


*This document is being filed voluntarily.

                                     INDEX

                                                                  PAGE
                                                                  ----

Item 1 - Financial Statements

    Consolidated Balance Sheets................................      2

    Consolidated Statements of Operations......................      3

    Consolidated Statements of Cash Flows......................      4

    Notes to Consolidated Financial Statements.................      5

Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations.....     6-8


Part II  Other Information

Item 1 - Legal Proceedings.....................................      8

Signatures.....................................................      9

Financial Data Schedule........................................     10

                            KATZ MEDIA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
            (000's Omitted, Except Share and Per Share Information)


                                                                                       MARCH 31,     DECEMBER 31,
                                                                                       ---------     ------------
                                                                                         1996            1995
                                                                                         ----            ----
                                                                                      (UNAUDITED)       (NOTE)

ASSETS
Current assets:
   Cash and cash equivalents......................................................  $      1,314      $      228
   Accounts receivable, net of allowance for doubtful accounts of  $1,300.........        58,879          61,345
      Deferred costs on purchases of station representation contracts.............        16,367          13,096
      Prepaid expenses and other current assets ..................................           725             869
                                                                                    ------------      ----------
          TOTAL CURRENT ASSETS....................................................        77,285          75,538
                                                                                    ============      ==========

Fixed assets, net.................................................................        13,954          12,437
Deferred income taxes.............................................................         9,122           9,122
Deferred costs on purchases of station representation contracts...................        50,838          39,602
Intangible assets, net ...........................................................        82,102          82,708
Other assets, net ................................................................        16,078          17,106
                                                                                    ------------      ----------
          TOTAL ASSETS............................................................    $  249,379      $  236,513
                                                                                    ============      ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable and accrued liabilities.......................................    $   47,419      $   38,049
   Deferred income on sales of station representation contracts...................        11,710          10,700
    Income taxes payable..........................................................         3,454           5,242
                                                                                    ------------      ----------
          TOTAL CURRENT LIABILITIES...............................................        62,583          53,991
                                                                                    ------------      ----------

Deferred income on sales of station representation contracts......................         2,546           3,589
Long-term debt....................................................................       186,790         179,530
Other liabilities, principally deferred rent and
   representation contracts payable...............................................        32,100          33,263

COMMITMENTS AND CONTINGENCIES.....................................................           --              --

STOCKHOLDER'S EQUITY
   Common stock, $.01 par  value, 100 shares authorized issued and outstanding....           --              --
   Paid-in-capital................................................................         9,742           9,742
   Carryover basis adjustment.....................................................       (14,405)        (14,405)
   Accumulated deficit............................................................       (29,977)        (29,197)
                                                                                    ------------      ----------
         TOTAL  STOCKHOLDER'S EQUITY..............................................       (34,640)        (33,860)
                                                                                    ------------      ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................    $  249,379      $  236,513
                                                                                    ============      ==========


  Note: The consolidated balance sheet at December 31, 1995 has been derived from audited financial statements at that date.



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                            KATZ MEDIA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (000's Omitted)



                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     -------------------------
                                                     1996              1995
                                                     ----              ----
                                                  (UNAUDITED)       (UNAUDITED)

OPERATING REVENUES, NET.......................... $   38,363        $   39,109
                                                  ----------        ----------

OPERATING EXPENSES:
Salaries and related costs.......................     23,670            24,111
Selling, general and administrative..............      9,590             9,445
Depreciation and amortization....................      1,679             3,746
                                                  ----------        ----------
      TOTAL OPERATING EXPENSES...................     34,939            37,302
                                                  ----------        ----------
      OPERATING INCOME...........................      3,424             1,807
                                                  ----------        ----------
OTHER EXPENSE (INCOME):
Interest expense.................................      5,130             5,112
Interest (income)................................        (29)              (39)
                                                  ----------        ----------
      TOTAL OTHER EXPENSE, NET...................      5,101             5,073
                                                  ----------        ----------
LOSS BEFORE INCOME TAX BENEFIT...................     (1,677)           (3,266)
Income tax benefit...............................       (897)           (1,764)
                                                  ----------        ----------
       NET LOSS .................................      ($780)          ($1,502)
                                                  ==========        ==========




             The accompanying notes are an integral part of these
                      consolidated financial statements.

                            KATZ MEDIA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  -------------------------------
                                                                                     1996                1995
                                                                                   ---------          ----------
                                                                                  (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities:
   Net loss before adjustments..................................................     ($780)             ($1,502)
                                                                                   --------            --------
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
       Depreciation and amortization............................................      1,679               3,746
       Amortization of debt issuance costs......................................        104                 217
       Deferred rent............................................................        435                 351
       Changes in assets and liabilities:
        Decrease in accounts receivable.........................................      1,826               4,115
        Increase in deferred tax asset..........................................       --                (1,831)
        Decrease (increase) in other assets.....................................        461                (422)
        Increase (decrease)  in accounts payable and accrued liabilities........      1,681                (865)
        (Decrease) in income taxes payable......................................     (1,788)                (29)
        Other, net..............................................................       (172)               (884)
                                                                                   --------            --------
       Total adjustments........................................................      4,226               4,398
                                                                                   --------            --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES................................      3,446               2,896
                                                                                   --------            --------

Cash flows from investing activities:
     Capital expenditures.......................................................     (2,297)               (545)
     Payments received on sales of station representation contracts.............      4,788                4,305
     Payments made on purchases of station representation contracts.............    (12,111)             (3,916)
     Investment in cable joint venture..........................................      --                 (7,029)
                                                                                   --------            --------
                NET CASH (USED IN) INVESTING ACTIVITIES.........................     (9,620)             (7,185)
                                                                                   --------            --------

Cash flows from financing activities:
   Credit facilities borrowing..................................................     21,000               13,500
   Credit facilities repayments.................................................    (12,000)             (8,000)
   Repurchase of Notes..........................................................     (1,740)               (690)
                                                                                   --------            --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.............................      7,260               4,810
                                                                                   --------            --------
Net increase (decrease) in cash and cash equivalents............................      1,086                 521
Cash and cash equivalents, beginning of period................................          228                 109
Cash and cash equivalents, end of period........................................   $  1,314             $   630
                                                                                   ========            =========



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                            KATZ MEDIA CORPORATION
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                  (Unaudited)




1.  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the business of Katz Media Corporation, Inc. (the "Company"), operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated 1995 financial statements and footnotes thereto included in the Company's Form 10-K filed April 5, 1996 (File No. 33-51130).


2.  EARNINGS PER COMMON SHARE

      Earnings per share information is not presented as the Company is a wholly owned subsidiary of its ultimate parent company, Katz Media Group, Inc.

                            KATZ MEDIA CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS



General

      The following discussion is based upon and should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

      The net operating revenues of the Company are derived from commissions on the sale of national spot advertising air time for radio and television clients. Commission rates are negotiated and set forth in the client's individual representation contracts. The key to the Company's success is the maintenance of its current representation contracts with client stations and the acquisition of new representation contracts. The primary operating expenses of the Company are employee salaries, rents, commission-related payments to employees, data processing expenses, and depreciation and amortization. The Company's financial results have been impacted by three significant factors: (i) trends in advertising expenditures, (ii) buyouts of station representation contracts and (iii) acquisitions of representation firms. The effect of these factors on the Company's financial condition and results of operations have varied from period to period.

      This quarterly report on Form 10-Q contains forward looking statements that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the ability of the Company to obtain new clients and retain existing clients, changes in ownership of client stations and client stations of the Company's competitors, other developments at clients of the Company, the ability of the Company to realize cost reductions from its cost containment efforts, and developments from recent changes in the regulatory environment for its clients.


Business

      The Company operates as a single segment business and is the only full service media representation firm in the United States serving all types of broadcast media, with leading market shares in the representation of radio and television stations and cable systems. During the first quarter of 1996 the Company's percentage composition of gross billings (representing the aggregate dollar amount of advertising placed on client stations or systems) by broadcast media was as follows: 64.7% for television; 29.2% for radio; and 6.1% for cable and international (on a 100% owned basis). Gross billings during the first quarter of 1996 decreased .4% for television and increased 13.3% for radio and 11.2% for cable and international (on a 100% owned basis). The composition of gross billings by broadcast media during the first quarter of 1995 aggregated 67.8% for television, 26.6% for radio, and 5.6% for cable and international (on a 100% owned basis).


Results of Operations - Three Months Ended March 31, 1996

      Net operating revenues for the first quarter of 1996 totaled $38.4 million, a decrease of approximately $.7 million, or approximately 1.9%, compared to net operating revenues of $39.1 million for the first quarter of 1995. This decrease reflects (i) the anticipated slower 1996 first quarter pacings as compared to those achieved during the 1995 first quarter as well as
(ii) the 1995 transfer of United Television, Inc. stations ($1.5 million of commissions in the 1995 first quarter) to a new representation firm in which the company will receive a profit distribution rather than report revenues and associated expenses. On a "constant station" basis (deleting stations acquired or lost after March 31, 1995), operating expenses remained relatively flat during the 1996 quarter as compared to the 1995 quarter.

      Operating expenses, excluding depreciation and amortization, decreased by approximately $300,000 to $33.3 million for the first quarter of 1996 from $33.6 million for the first quarter of 1995. As a result of cost and budgeting controls implemented by the Company in 1995, salaries and related expenses decreased $441,000 over the first quarter of 1995 while selling, general and administrative expenses increased by $145,000 during the same period. These expenses, as a percentage of net operating revenues, increased from 86% in the first quarter of 1995 to 87% in the first quarter of 1996 primarily as a result of the slightly lower operating revenue figures described above.

      Depreciation and amortization overall decreased by $2.1 million, or 55.2%, for the first quarter of 1996 compared to the first quarter of 1995, primarily due to the result of longer initial terms of acquired contracts which determines the period for contract amortization and to a more limited extent on amortization of income on contracts sold in late 1995.

      Operating income for the first quarter of 1996 increased by $1.6 million compared to the first quarter of 1995 as a result of the operating components discussed above.

      Interest expense, net, remained constant at $5.1 million for the first quarter of 1996 and 1995.

      Loss before income tax (benefit) totaled $1.7 million for the first quarter of 1996, compared to $3.3 million for the first quarter of 1995. This result was primarily due to the components listed above.

      The difference between the effective tax rate of 53.5% compared to the U.S. statutory rate of 35% is primarily attributable to goodwill amortization, other nondeductible expenses and state income taxes.

      EBITDA for the first quarter of 1996 decreased $.3 million or 5.6% to $5.6 million as compared to $5.9 million for the first quarter of 1995. This decrease is primarily attributable to the stronger revenue pacing in the first quarter of 1995 as compared to the first quarter 1996 discussed above. The EBITDA margin decreased from 15.1% in the first quarter of 1995 to 14.5% in the first quarter of 1996.


Liquidity and Capital Resources

      The Company's working capital requirements have been primarily provided by operations. It is expected that the Company's primary sources of financing for its future business activities will continue to be from operations plus borrowings under the Credit Agreement and that these sources are sufficient to meet the Company's working capital requirements.

      The Company continuously seeks opportunities to acquire additional representation contracts on attractive terms, and at the same time looks to maintain its current client roster. In addition, the recent changes in ownership of broadcast properties have fueled changes in client engagements among independent media representation firms. These changes and the Company's ability to acquire and maintain representation contracts can cause fluctuations in the Company's revenues and cash flows from period to period.

      Cash provided by operating activities in 1996 as compared to 1995 increased $550,000. This increase in cash provided by operating activities is primarily due to improved net operating results in the first quarter of 1996 compared to the first quarter of 1995.

      Net cash used in investing activities during 1996 aggregated $9.6 million, an increase of $2.4 million compared to net cash used in investing activities during 1995 of $7.2 million. This increase in cash used in investing activities was mainly a result of the $7.0 million investment in the Cable Joint Venture which occured in the first quarter of 1995, offset by the net increase of purchases of station representation contracts of $7.7 million and capital expenditures over the first quarter of 1995 of $1.8 million.

      Overall cash flows from financing activities provided $7.3 million during 1996 versus $4.8 million during 1995. The increase in cash provided by financing activities is primarily due to increased borrowings under the Credit Agreement to satisfy current working capital requirements partially offset by $1.7 million spent in the first quarter of 1996 to repurchase a portion of the 12 3/4% Senior Subordinated Notes due 2002. The Company has approximately $5.9 million available on its revolving credit facility as of March 31, 1996.



PART II  OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS



      The Company, from time to time, is involved in litigation brought by former employees and other litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.



      There are no reportable items under Part II, Items 2-6.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  May 13, 1996                                KATZ MEDIA CORPORATION







By: /s/ Thomas F. Olson                       By: /s/ Richard E. Vendig
    ------------------------                      ---------------------------
     Thomas F. Olson                               Richard E. Vendig
     President and                                 Senior Vice President
     Chief Executive Officer and Director          Chief Financial &
                                                   Administrative Officer,
                                                   Treasurer