Form 10-Q
period 1996-06-30
KATZ MEDIA CORP
filed 1996-08-12
CIK 864363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -----------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996      Commission File Number 0-24214




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

                                      INDEX






                                                                        PAGE

Item 1 - Financial Statements

    Consolidated Balance Sheets......................................     2

    Consolidated Statements of Operations............................     3

    Consolidated Statements of Cash Flows............................     4

    Notes to Consolidated Financial Statements.......................     5

Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations...........    6-8


Part II  Other Information

Item 1 - Legal Proceedings...........................................     9

Signatures...........................................................     9

Financial Data Schedule.............................................     10




                                                      KATZ MEDIA CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                      (000's Omitted, Except Share and Per Share Information)



                                                                       June 30,    December 31,
                                                                       --------    ------------
                                                                         1996          1995
                                                                         ----          ----
                                                                      (Unaudited)     (Note)

Assets
Current assets:
   Cash and cash equivalents........................................$     2,228   $      228
   Accounts receivable, net of allowance for doubtful accounts of
   $1,300...........................................................     64,015       61,345
      Deferred costs on purchases of station representation contracts    16,894       13,096
      Prepaid expenses and other current assets ....................      1,287          869
                                                                    -----------   ----------
          Total current assets......................................     84,424       75,538
                                                                    -----------   ----------

Fixed assets, net...................................................     15,051       12,437
Deferred income taxes...............................................      9,122        9,122
Deferred costs on purchases of station representation contracts.....     60,005       39,602
Intangible assets, net..............................................     81,496       82,
08
Other assets, net ..................................................     15,433       17,106
                                                                     ----------   ----------
          Total assets.............................................. $  265,531   $  236,513
                                                                     ----------   ----------
                                                                     ----------   ----------

Liabilities and Stockholder's Deficit
Current liabilities:
    Accounts payable and accrued liabilities........................$    44,415   $   38,049
    Deferred income on sales of station representation contracts....     13,002       10,700
      Income taxes payable..........................................      5,729        5,242
                                                                    -----------   ----------
          Total current liabilities.................................     63,146       53,991
                                                                    -----------   ----------

Deferred income on sales of station representation contracts........      2,333        3,589
Long-term debt......................................................    192,090      179,530
Other liabilities,  principally deferred rent and  representation
contracts payable...................................................     39,810       33,263


Commitments and contingencies.......................................       __           __

Stockholder's deficit
   Common stock, $.01 par  value, 100 shares authorized issued and
outstanding.........................................................       __           __
   Paid-in-capital..................................................      9,742        9,742
   Carryover basis adjustment.......................................    (14,405)     (14,405)
   Accumulated deficit..............................................    (27,185)     (29,197)
                                                                    -----------   ----------
        Total  stockholder's deficit................................    (31,848)     (33,860)
                                                                    -----------   ----------
        Total liabilities and stockholder's deficit                 $   265,531   $  236,513
                                                                    -----------   ----------
                                                                    -----------   ----------

                                   Note: The consolidated balance sheet at December 31, 1995 has been derived from audited financial statements at that date.

                     The accompanying notes are an integral part of these consolidated financial statements.

                                                                2





                                                      KATZ MEDIA CORPORATION
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (000's Omitted)
                                                            (Unaudited)



                                           Three Months Ended           Six Months Ended
                                               June 30,                     June 30,
                                           ------------------          -----------------
                                             1996      1995              1996      1995
                                           --------  --------          --------  --------


Operating revenues, net.............. $   47,971     $  50,324      $  86,334     $  89,433
                                      ----------     ---------      ---------     ---------
Operating expenses:..................
Salaries and related costs...........     25,691        26,890         49,361        51,001
Selling, general and administrative..      9,876         9,287         19,466        18,732
Depreciation and amortization........      1,469           710          3,148         4,456
                                      ----------     ---------      ---------     ---------
     Total operating expenses........     37,036        36,887         71,975        74,189
                                      ----------     ---------      ---------     ---------
    Operating income................      10,935        13,437         14,359        15,244
                                      ----------     ---------      ---------     ---------
Other expense (income):..............
Interest expense.....................      5,212         5,162         10,342        10,274
Interest (income)....................        (21)          (28)           (50)          (67)
                                      ----------     ---------      ---------     ---------
     Total other expense, net........      5,191         5,134         10,292        10,207
                                      ----------     ---------      ---------     ---------
Income before income tax
   provision.........................      5,744         8,303          4,067         5,037
Income tax provision.................      2,952         4,484          2,055         2,720
                                      ----------     ---------      ---------     ----------
       Net income ...................     $2,792        $3,819         $2,012        $2,317
                                      ----------     ---------      ---------     ----------
                                      ----------     ---------      ---------     ----------


                     The accompanying notes are an integral part of these consolidated financial statements.





                                                                3

                             KATZ MEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (Unaudited)


                                                             Six Months Ended
                                                                  June 30,
                                                            1996          1995
                                                            ------------------

Cash flows from operating activities:
  Net income (loss) before adjustments.................     $2,012      ($2,317)
                                                        ----------   ----------
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
      Depreciation and amortization....................      3,149        4,456
      Amortization of debt issuance costs..............        208          407
      Deferred rent....................................        790          601
      Changes in assets and liabilities:
       (Increase) decrease in accounts receivable......       (876)       4,037
       Increase in deferred tax asset..................        __         2,578
       (Increase) in other assets......................       (966)      (1,206)
       Increase (decrease)  in accounts payable
and accrued liabilities................................        690       (3,132)
      Increase (decrease) in income taxes payable......        487          (20)
      Other, net.......................................       (949)      (1,211)
                                                        ----------   ----------
  Total adjustments....................................      2,533        6,510
                                                        ----------   ----------
  Net cash provided by operating activities............      4,545        8,827
                                                        ----------   ----------
Cash flows from investing activities:
     Capital expenditures..............................     (4,106)      (1,374)
     Payments received on sales of station
representation contracts                                     9,677         9,686
     Payments made on purchases of station
representation contracts                                   (20,676)     (14,165)
     Investment in cable joint venture.................       __         (7,029)
                                                        ----------   ----------
     Net cash  (used in) investing  activities.........    (15,105)     (12,882)

Cash flows from financing activities:
  Additional Paid-in Capital...........................      __           2,800
  Credit facilities borrowing..........................    36,000        31,000
  Credit facilities repayments.........................   (21,700)      (29,000)
  Retirement of 12 3/4% Senior Subordinated Notes......    (1,740)         (840)
                                                        ----------   ----------
      Net cash provided by financing activities........    12,560         3,960
                                                        ----------   ----------
Net increase (decrease) in cash and cash equivalents...     2,000           (95)
Cash and cash equivalents, beginning of period.........       228           109
                                                        ----------   ----------
Cash and cash equivalents, end of period................$   2,228  $         14
                                                        ----------   ----------
                                                        ----------   ----------








   The accompanying notes are an integral part of these consolidated financial statements.

                             KATZ MEDIA CORPORATION
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)




1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the business of Katz Media Corporation, Inc. (the "Company"), operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated 1995 financial statements and footnotes thereto included in the Company's Form 10-K filed April 5, 1996 (File No. 0-24214).


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



General
- -------

     The following discussion is based upon and should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

     The net operating revenues of the Company are derived from commissions on the sale of national spot advertising air time for radio and television clients. Commission rates are negotiated and set forth in the client's individual representation contracts. The key to the Company's success is the maintenance of its current representation contracts with client stations and the acquisition of new representation contracts. The primary operating expenses of the Company are employee salaries, rents, commission-related payments to employees, data processing expenses, and depreciation and amortization. The Company's financial results have been impacted by three significant factors: (i) trends in advertising expenditures, (ii) buyouts of station representation contracts and changes in ownership of client stations and (iii) acquisitions of representation firms. The effect of these factors on the Company's financial condition and results of operations have varied from period to period.

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


Business
- --------

     The Company operates as a single segment business and is the only full service media representation firm in the United States serving multiple types of electronic media, with leading market shares in the representation of radio and television stations and cable systems. During the second quarter of 1996 the Company's percentage composition of gross billings (representing the aggregate dollar amount of advertising placed on client stations or systems) by broadcast media was as follows: 62.1% for television; 31.9% for radio; and 6.0% for cable and international (on a 100% owned basis). Gross billings during the second quarter of 1996 compared to second quarter 1995 decreased 10.3% for television primarily reflecting the July 1995 United Television stations transfer discussed below, increased 18.6% for radio and increased 5.4% for cable and international (on a 100% owned basis) generally as a result of new client additions. The composition of gross billings by broadcast media during the second quarter of 1995 was 68.0% for television, 26.5% for radio, and 5.5% for cable and international (on a 100% owned basis).


Results of Operations - Three Months Ended June 30, 1996
- --------------------------------------------------------

     Net  operating  revenues  for the  second  quarter  of 1996  totaled  $48.0 million, a decrease of approximately $2.4 million, or approximately 4.7%, compared to net operating revenues of $50.3 million for the second quarter of 1995. This decrease reflects (i) the slower 1996 second quarter pacings as compared to those achieved during the 1995 second quarter as well as (ii) the July 1995 transfer of United Television, Inc. stations ($1.7 million of operating revenues in the 1995 second quarter) to a new representation firm in which the company will receive a profit distribution rather than report revenues and associated expenses.

     Operating expenses, excluding depreciation and amortization, decreased by approximately $.6 million to $35.6 million for the second quarter of 1996 from $36.2 million for the second quarter of 1995. Salaries and related costs decreased by $1.2 million when compared to the second quarter of 1995, primarily attributable to decreased compensation resulting from decreased operating revenues. Selling, general and administrative increased by $.6 million when compared to the second quarter of 1995 attributed mostly to the start up of a sixth radio company. Operating expenses excluding depreciation and amortization, as a percentage of net operating revenues, increased from 71.9% in the second quarter of 1995 to 74.1% in the second quarter of 1996 primarily as a result of the slightly lower operating revenue figures described above.

     Depreciation and amortization overall decreased by $.8 million, or 107%, for the second quarter of 1996 compared to the second quarter of 1995, primarily due to the relatively higher amounts of amortization of representation contracts acquired in 1996.

     Operating income for the second quarter of 1996 decreased by $2.5 million compared to the second quarter of 1995 as a result of the operating components discussed above.

     Interest expense, net, remained constant at $5.1 million for the second quarter of 1996 and 1995.

     Income before income tax provision totaled $5.7 million for the second quarter of 1996, compared to income of $8.3 million for the second quarter of 1995. This result was primarily due to the components listed above.

     The difference between the effective tax rate of 51% compared to the U.S. statutory rate of 35% in the second quarter of 1996 is primarily attributable to goodwill amortization, other nondeductible expenses and state income taxes.

     EBITDA for the second quarter of 1996 decreased $1.7 million or 11.8% to $12.7 million as compared to $14.4 million for the second quarter of 1995. This decrease is primarily attributable to the stronger revenue pacing in the second quarter of 1995 as compared to the second quarter 1996 discussed above. The EBITDA margin decreased from 28.6% in the second quarter of 1995 to 26.8% in the second quarter of 1996.


Results of Operations - Six Months Ended June 30, 1996
- ------------------------------------------------------

     Net  operating  revenues  for the first six  months of 1996  totaled  $86.3 million, a decrease of approximately $3.1 million, or approximately 3.5%, compared to net operating revenues of $89.4 million for the first six months of 1995. This decrease reflects (i) the slower 1996 first half pacings as compared to those achieved during the 1995 first half and (ii) the July 1995 transfer of United Television, Inc. stations ($3.2 million of operating revenues in the first half of 1995) to a new representation firm in which the company will receive a profit distribution rather than report revenue and associated expenses.

     Operating expenses, excluded depreciation and amortization, decreased from $69.7 million for the first six months of 1995 to $68.8 million for the first six months of 1996, a decrease of $.9 million or 1.3%. This decrease was primarily attributable to decreased compensation, resulting from decreased operating revenue, offset by costs associated with the start up of a sixth radio company.

     Depreciation and amortization decreased by $1.3 million, or 29.4% for the first six months of 1996 compared to the first six months of 1995, due to the lower amounts of amortization expense related to non-compete agreements recorded in the first six months of 1996 as compared to the first six months of 1995, offset by relatively higher amounts of amortization for representation contracts acquired in 1996.

     Operating income for the first six months of 1996 decreased by $.9 million compared to the first six months of 1995 as a result of the components discussed above.

     Interest expense, net, remained constant at $10.2 million for the first half of 1996 and 1995.

     Income before income tax provision totaled $4.0 million for the first six months of 1996, compared to $5.0 million for the comparable period of 1995. This result was primarily due to the components listed above.

     The difference between the effective tax rate of 51% compared to the U.S. statutory rate of 35% in the second quarter of 1996 is primarily attributable to permanent differences between book and taxable income related to goodwill amortization, other nondeductible expenses and state income taxes.

     EBITDA for the first six months of 1996 decreased $2.0 million or 9.8% to $18.3 million as compared to $20.3 million for the first half of 1995. This decrease is primarily attributed to the stronger revenue pacings in the first half of 1995 as compared to the first half of 1996 as discussed above. The EBITDA margin decreased from 22.7% in the first six months of 1995 to 21.2% in the first half of 1996.

Liquidity and Capital Resources
- -------------------------------

     The Company's working capital requirements have been primarily provided by operations. It is expected that the Company's primary sources of financing for its future business activities will continue to be from operations plus borrowings under the Katz Media Corporation's Revolving Credit Agreement.

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

     Cash provided by operating activities in 1996 as compared to 1995 decreased $4.3 million. This decrease in cash provided by operating activities is primarily due to reduced operating results in the first six months of 1996 compared to the first six months of 1995 and the net change in working capital accounts.

     Net cash used in investing activities during 1996 aggregated $15.1 million, an increase of $2.2 million compared to net cash used in investing activities during 1995 of $12.9 million. This increase in cash used in investing activities was mainly a result of the $7.0 million investment in the Cable Joint Venture which occured in the first quarter of 1995, offset by the net increase of purchases of station representation contracts of $6.5 million and capital expenditures over the first six months of 1995 of $2.7 million.

     Overall cash flows from financing activities provided $12.6 million during 1996 versus $4.0 million during 1995. The increase in cash provided by financing activities is primarily due to increased borrowings under the Credit Agreement to satisfy current working capital requirements, partially offset by $1.7 million spent in the first quarter of 1996 to repurchase a portion of the 12 3/4% Senior Subordinated Notes due 2002. The Company has approximately $1.4 million available on its revolving credit facility as of July 24, 1996.

PART II  Other Information
         -----------------



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


Dated:  August 12, 1996                            KATZ MEDIA CORPORATION


By:  /S/ THOMAS F. OLSON                           By: /S/ RICHARD E. VENDIG
     ________________________                          ______________________
     Thomas F. Olson                                   Richard E. Vendig
     President and                                     Senior Vice President
     Chief Executive Officer                           Chief Financial &
     and Director                                      Administrative
                                                       Officer, Treasurer