Form 10-Q/A
period 1996-06-30
KATZ MEDIA CORP
filed 1996-08-13
CIK 864363

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





                                                                3

                             KATZ MEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (Unaudited)


                                                             Six Months Ended
                                                                  June 30,
                                                            1996          1995
                                                            ------------------

Cash flows from operating activities:
  Net income (loss) before adjustments.................     $2,012       $2,317
                                                        ----------   ----------
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
      Depreciation and amortization....................      3,148        4,456
      Amortization of debt issuance costs..............        208          407
      Deferred rent....................................        790          601
      Changes in assets and liabilities:
       (Increase) decrease in accounts receivable......       (876)       4,037
       Increase in deferred tax asset..................        __         2,578
       (Increase) in other assets......................       (966)      (1,206)
       Increase (decrease)  in accounts payable
and accrued liabilities................................        690       (3,132)
      Increase (decrease) in income taxes payable......        487          (20)
      Other, net.......................................       (948)      (1,211)
                                                        ----------   ----------
  Total adjustments....................................      2,533        6,510
                                                        ----------   ----------
  Net cash provided by operating activities............      4,545        8,827
                                                        ----------   ----------
Cash flows from investing activities:
     Capital expenditures..............................     (4,106)      (1,374)
     Payments received on sales of station
representation contracts                                     9,677         9,686
     Payments made on purchases of station
representation contracts                                   (20,676)     (14,165)
     Investment in cable joint venture.................       __         (7,029)
                                                        ----------   ----------
     Net cash  (used in) investing  activities.........    (15,105)     (12,882)

Cash flows from financing activities:
  Additional Paid-in Capital...........................      __           2,800
  Credit facilities borrowing..........................    36,000        31,000
  Credit facilities repayments.........................   (21,700)      (29,000)
  Retirement of 12 3/4% Senior Subordinated Notes......    (1,740)         (840)
                                                        ----------   ----------
      Net cash provided by financing activities........    12,560         3,960
                                                        ----------   ----------
Net increase (decrease) in cash and cash equivalents...     2,000           (95)
Cash and cash equivalents, beginning of period.........       228           109
                                                        ----------   ----------
Cash and cash equivalents, end of period................$   2,228  $         14
                                                        ----------   ----------
                                                        ----------   ----------








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

     Depreciation and amortization overall increased by $.8 million, or 107%, for the second quarter of 1996 compared to the second quarter of 1995, primarily due to the relatively higher amounts of amortization of representation contracts acquired in 1996.

     Operating income for the second quarter of 1996 decreased by $2.5 million compared to the second quarter of 1995 as a result of the operating components discussed above.

     Interest expense, net, remained relatively constant at $5.2 million for the second quarter of 1996 and 1995.

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

     Operating expenses, excluding depreciation and amortization, decreased from $69.7 million for the first six months of 1995 to $68.8 million for the first six months of 1996, a decrease of $.9 million or 1.3%. This decrease was primarily attributable to decreased compensation, resulting from decreased operating revenue, offset by costs associated with the start up of a sixth radio company.

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

     Interest expense, net, remained relatively constant at $10.3 million for the first half of 1996 and 1995.

     Income before income tax provision totaled $4.1 million for the first six months of 1996, compared to $5.0 million for the comparable period of 1995. This result was primarily due to the components listed above.

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


Dated:  August 13, 1996                            KATZ MEDIA CORPORATION


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