Form 10-Q
period 1996-09-30
KATZ MEDIA CORP
filed 1996-11-14
CIK 864363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period                          Commission File Number 0-24214
ended September 30, 1996


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


*This document is being filing voluntarily.

                                      INDEX







                                                                          PAGE

Item 1 - Financial Statements
------

    Consolidated Balance Sheets........................................     2

    Consolidated Statements of Operations..............................     3

    Consolidated Statements of Cash Flows..............................     4

    Notes to Consolidated Financial Statements.........................     5

Item 2 - Management's Discussion and Analysis of
------
         Financial Condition and Results of Operations.................    6-9


Part II  Other Information
         -----------------

Item 1 - Legal Proceedings.............................................     9
------

Signatures.............................................................    10

Financial Data Schedule................................................    11

                             KATZ MEDIA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
             (000's Omitted, Except Share and Per Share Information)
                                                                    September 30,        December 31,
                                                                    -------------        ------------
                                                                        1996                1995
                                                                       ------              ------
                                                                     (Unaudited)           (Note)

Assets
Current assets:
   Cash and cash equivalents........................................$      3,497         $     228
   Accounts receivable, net of allowance for doubtful
    accounts of  $1,300.............................................      59,648            61,345
   Deferred costs on purchases of station representation
    contracts.......................................................      19,813            13,096
   Prepaid expenses and other current assets .......................         922               869
                                                                    ------------      ------------
          Total current assets......................................      83,880            75,538

Fixed assets, net...................................................      16,363            12,437
Deferred income taxes...............................................       9,122             9,122
Deferred costs on purchases of station representation
 contracts..........................................................      65,648            39,602
Intangible assets, net .............................................      80,889            82,708
Other assets, net ..................................................      20,393            17,106
                                                                    ------------      ------------
          Total assets.............................................. $   276,295   $       236,513
                                                                    ------------      ------------
                                                                    ------------      ------------

Liabilities and Stockholder's Deficit
Current liabilities:
   Accounts payable and accrued liabilities......................... $    46,967   $        38,049
   Deferred income on sales of station representation.contracts ....      12,314            10,700
   Income taxes payable.............................................       8,798             5,242
                                                                    ------------      ------------
       Total current liabilities....................................      68,079            53,991
                                                                    ------------      ------------
                                                                    ------------      ------------

Deferred income on sales of station representation contracts........       4,506             3,589
Long-term debt......................................................     189,290           179,530
Other liabilities,  principally deferred rent and representation
 contracts payable..................................................      42,714            33,263

Commitments and contingencies.......................................        --                --

Stockholder's deficit
   Common stock, $.01 par  value, 100 shares authorized issued and
    outstanding.....................................................        --                --
   Paid-in-capital..................................................       9,742             9,742
   Carryover basis adjustment.......................................     (14,405)          (14,405)
   Accumulated deficit..............................................     (23,631)          (29,197)
                                                                    ------------      ------------
         Total  stockholder's deficit...............................     (28,294)          (33,860)
         Total liabilities and stockholder's deficit                  $  276,295        $  236,513
                                                                    ------------      ------------
                                                                    ------------      ------------
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



                             KATZ MEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (000's Omitted)
                                   (Unaudited)


                                          Three Months Ended           Nine Months Ended
                                             September 30,                September 30,
                                          ------------------           -----------------
                                          1996          1995           1996         1995
                                          ----          ----           ----         ----


Operating revenues, net..............  $  43,492     $  43,611      $  129,826    $ 133,044
                                       ---------     ---------      ----------    ---------
Operating expenses:..................
Salaries and related costs...........     24,730        23,288          74,091       74,289
Selling, general and administrative..      7,533         9,575          26,999       28,307
Depreciation and amortization........       (947)        1,040           2,201        5,496
                                       ---------     ---------      ----------    ---------
     Total operating expenses........     31,316        33,903         103,291      108,092
                                       ---------     ---------      ----------    ---------
     Operating income................     12,176         9,708          26,535       24,952
                                       ---------     ---------      ----------    ---------
Other expense (income):..............
Interest expense.....................      5,160         5,296          15,500       15,570
Interest (income)....................        (33)          (48)            (83)        (115)
                                       ---------     ---------      ----------    ---------
     Total other expense, net              5,127         5,248          15,417       15,455
                                       ---------     ---------      ----------    ---------
Income before income tax
   provision.........................      7,049         4,460          11,118        9,497
Income tax provision.................      3,497         2,408           5,552        5,128
                                       ---------     ---------      ----------    ---------
       Net income ...................     $3,552        $2,052          $5,566       $4,369
                                       ---------     ---------      ----------    ---------
                                       ---------     ---------      ----------    ---------

                           The accompanying notes are an integral part of these
                                    consolidated financial statements.

                                                    3

                             KATZ MEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (Unaudited)
                                                           Nine Months Ended
                                                              September 30,
                                                         ---------------------
                                                           1996         1995
                                                         --------     --------

Cash flows from operating activities:
  Net income before adjustments.....................     $5,566       $4,369
                                                         ------       ------
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization .................      2,201        5,496
     Amortization of debt issuance costs............        312          568
     Deferred rent..................................      1,118          781
     Reversal of excess provision for relocation....     (1,500)          --
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable.....        (59)       3,418
     Increase in deferred tax asset.................        --         4,979
     (Increase) in other assets.....................     (1,678)      (1,880)
     Increase (decrease)  in accounts payable and
      accrued liabilities...........................        976         (131)
     Increase (decrease) in income taxes payable....      3,556         (182)
     Other, net.....................................       (826)         347
                                                         ------       ------
  Total adjustments.................................      4,100       13,396
                                                         ------       ------
  Net cash provided by  operating activities........      9,666       17,765
                                                         ------       ------

Cash flows from investing activities:
     Capital expenditures...........................     (6,123)      (3,839)
     Payments received on sales of station
      representation contracts......................     19,976       15,200
     Payments made on purchases of station
      representation contracts......................    (30,010)     (24,628)
     Investment in cable joint venture..............       --         (7,029)
                                                         ------       ------
Net cash  (used in) investing activities............    (16,157)     (20,296)
                                                         ------       ------
Cash flows from financing activities:
  Additional Paid-in Capital........................       --          2,800
  Credit facilities borrowing.......................     48,100       49,000
  Credit facilities repayments......................    (36,600)     (48,500)
  Retirement of 12 3/4% Senior Subordinated Notes...     (1,740)        (840)
                                                         ------       ------
         Net cash provided by financing activities..      9,760        2,460
                                                         ------       ------
Net increase (decrease) in cash and cash
 equivalents........................................      3,269          (71)
Cash and cash equivalents, beginning of period......        228          109
                                                         ------       ------
Cash and cash equivalents, end of period............$     3,497     $     38
                                                         ------       ------
                                                         ------       ------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      4

                             KATZ MEDIA CORPORATION
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)


1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the business of Katz Media Corporation, Inc. (the "Company"), operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated 1995 financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995(File No. 0-24214).


2.  EARNINGS PER COMMON SHARE

     Earnings per share information is not presented as the Company is a wholly owned subsidiary of its ultimate parent company, Katz Media Group, Inc.


3.  RECENT DEVELOPMENTS AND OTHER

     During the quarter ended September 30, 1996, the Company reevaluated the economic feasibility of its plan to sublet a portion of its headquarter facilities. Upon reevaluation, the Company has determined that such a program is not economically feasible and accordingly, has reversed the related $1.5 million accrual which had been established in 1995. This reversal has been reflected as a componant of selling, general and administrative expense in the accompanying financial statements.

     On September 6, 1996, the Company transferred to a newly formed affiliated company, Katz Media Services, Inc. (KMSI) one of its representation contracts for cash consideration of approximately $4.9 million which was the approximate fair market value (as determined by standard industry practices) on such date. In connection therewith the Company entered into a contract management agreement with KMSI providing for, among other things, representation services related to the above contract in exchange for a stated fee.

     As a result of the above transaction, during the current quarter the Company recognized a gain of $3.6 million which is included in depreciation and amortization and service fee income of $0.08 million related to representation services performed for KMSI.

     The Company amended the terms of its existing Credit Agreement to advance the final maturity from September 30, 1999 to June 30, 1999.

                             KATZ MEDIA CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


General
-------

     The following discussion is based upon and should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

     The net operating revenues of the Company are derived from commissions on the sale of national spot advertising air time for radio and television clients. Commission rates are negotiated and set forth in the client's individual representation contracts. The key to the Company's success is the maintenance of its current representation contracts with client stations and the acquisition of new representation contracts. The primary operating expenses of the Company are employee salaries, rents, commission-related payments to employees, data processing expenses, and depreciation and amortization. The Company's financial results have been impacted by three significant factors: (i) trends in advertising expenditures, (ii) buyouts and sales of station representation contracts, including those resulting from changes in ownership of stations and
(iii) acquisitions of representation firms. The effect of these factors on the Company's financial condition and results of operations have varied from period to period. Recent changes in regulations affecting ownership of broadcast stations have led to and are likely to continue to lead to larger station groups under common ownership, which has the effect of increasing the level and frequency of buyouts of representation contracts. Most recently, this has resulted in a net increase in the number of radio station clients and a net decrease in the number of television station clients represented by the Company. The Company continues to pursue the representation of additional client stations and groups in each of the media where it provides services.

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

Business
--------

     The Company operates as a single segment business and is the only full service media representation firm in the United States serving multiple types of electronic media, with leading market shares in the representation of radio and television stations and cable systems. During the third quarter of 1996 the Company's percentage composition of gross billings (representing the aggregate dollar amount of advertising placed on client stations or systems) by broadcast media was as follows: 55.2% for television; 39.2% for radio; and 5.6% for cable and international (on a 100% owned basis). Gross billings during the third quarter of 1996 compared to third quarter 1995 decreased 21.9% for television primarily reflecting the decreased national spot advertising sales, increased 14.9% for radio generally as a result of new client additions and decreased 13.6% for cable and international (on a 100% owned basis) generally as a result of lost client stations in the international market. The composition of gross billings by broadcast media during the third quarter of 1995 was 63.6% for television, 30.7% for radio, and 5.7% for cable and international (on a 100% owned basis).


Results of Operations - Three Months Ended September 30, 1996
-------------------------------------------------------------

     Net operating revenues for the third quarter of 1996 totaled $43.5 million, a decrease of approximately $0.1 million, or approximately 0.3%, compared to net operating revenues of $43.6 million for the third quarter of 1995.

     Operating expenses, excluding depreciation and amortization, decreased $0.6 million, or approximately 1.8%, from $32.9 million for the third quarter of 1995 as compared to $32.3 million in the third quarter of 1996. Salaries and related costs increased by $1.4 million, or approximately 6.2% when compared to the third quarter of 1995. Selling, general and administrative decreased by $2.0 million when compared to the third quarter of 1995, primarily related to the reversal of the $1.5 million accrual of costs (reflected in the fourth quarter of 1995) related to the Company's plan to reduce its headquarters facility requirements, which the Company has determined is no longer economically feasible. Operating expenses excluding depreciation and amortization as well as the reversal of $1.5 million in relocation reserves, as a percentage of net operating revenues, increased from 75.4% in the third quarter of 1995 to 77.6% in the third quarter of 1996.

     Depreciation and amortization decreased by $2.0 million, or 191.1%, for the third quarter of 1996 compared to the third quarter of 1995, primarily due to the effects of a gain of approximately $3.6 million on the transfer of a
representation   contract  to  KMSI  in  exchange  for  cash  consideration  of approximately $4.9 millioin and the amortization of income on contracts sold in 1995 and 1996, partially offset by higher amounts of amortization for representation contracts acquired in the second half of 1995 and early 1996.

     Operating income for the third quarter of 1996 increased by $2.5 million compared to the third quarter of 1995 as a result of the operating components discussed above.

     Interest expense, net, remained relatively constant at $5.2 million for the third quarter of 1996 and 1995.

     Income before income tax provision totaled $7.0 million for the third quarter of 1996, compared to income of $4.5 million for the third quarter of 1995. This result was primarily due to the components listed above.

     The difference between the effective tax rate of 49.6% compared to the U.S. statutory rate of 35% in the third quarter of 1996 is primarily attributable to goodwill amortization, other nondeductible expenses and state income taxes.


Results of Operations - Nine Months Ended September 30, 1996
------------------------------------------------------------

     Net  operating  revenues for the first nine months of 1996  totaled  $129.8 million, a decrease of approximately $3.2 million, or 2.4%, compared to net operating revenues of $133.0 million for the first nine months of 1995. This decrease primarily reflects the July 1995 transfer of United Television, Inc. stations ($3.5 million of operating revenues in the first seven months of 1995) to a new representation firm in which the Company will receive a profit distribution rather than report revenue and associated expenses, partially offset by increased operating revenues for client stations acquired in the second half of 1995 and early 1996.

     Operating expenses, excluding depreciation and amortization, decreased from $102.6 million for the first nine months of 1995 to $101.1 million for the first nine months of 1996, a decrease of $1.5 million, or 1.3%. This decrease was primarily attributable to the one time reversal of $1.5 million relocation accrual discussed above, the decreased compensation reflecting the transfer of the United Television, Inc. stations and other items, offset by the start- up costs associated with the new Sentry Radio division and the establishment of the Company's interactive internet media representation subsidiary, Katz Millennium Marketing.

     Depreciation and amortization decreased by $3.3 million, or 60.0% for the first nine months of 1996 compared to the first nine months of 1995, due to the gain of $3.6 million on the transfer of a representation contract to KMSI described above, lower amounts of amortization expense related to the 1994 Acquisition non-compete agreements which became fully amortized during the first nine months of 1995, and the effects of amortization of income on contracts sold in 1995 and 1996, offset by relatively higher amounts of amortization for representation contracts acquired in the second half of 1995 and early 1996.

     Operating income for the first nine months of 1996 increased by $1.6 million compared to the first nine months of 1995 as a result of the components discussed above.

     Interest expense, net, remained relatively constant at $15.5 million for the first nine months of 1996 and 1995.

     Income before income tax provision totaled $11.1 million for the first nine months of 1996, compared to $9.5 million for the comparable period of 1995. This result was primarily due to the components listed above.

     The difference between the effective tax rate of 50% compared to the U.S. statutory rate of 35% in the third quarter of 1996 is primarily attributable to permanent differences between book and taxable income related to goodwill amortization, other nondeductible expenses and state income taxes.

Liquidity and Capital Resources
-------------------------------

     Cash provided by operating activities in the first nine months of 1996 as compared to the first nine months of 1995 decreased $8.1 million. This decrease in cash provided by operating activities is primarily due to reduced operating results in the first nine months of 1996 compared to the first nine months of 1995 and the net change in working capital.

     Net cash used in investing activities during the first nine months of 1996 aggregated $16.2 million, a decrease of $4.1 million compared to net cash used in investing activities during the first nine months of 1995 of $20.3 million. This decrease in cash used in investing activities was mainly a result of the $7.0 million investment in National Cable Communications, L.P. "the Cable Joint Venture" which occured in the first quarter of 1995, offset by the net increases in purchases of station representation contracts of $0.6 million and increased capital expenditures of $2.3 million in the first nine months of 1996 as compared to the first nine months of 1995.

     Cash flows from financing activities provided $9.8 million during 1996 versus $2.5 million during 1995. The increase in cash provided by financing activities is primarily due to increased borrowings on the Company's Credit Agreement offset in part by the repurchase of a portion of the Company's 12 3/4% Senior Subordinated Notes due 2002.

     The following table reconciles operating income to EBITDA for the three and nine months periods ending September 30, 1996 and 1995:

                            Three Months Ended            Nine  Months Ended
                              September  30,                September  30,
                            ------------------            ------------------
                            1996          1995            1996          1995
                            ----          ----            ----          ----

Operating Income.........  $12,176        $ 9,708         $26,535       $24,952
Depreciation  and
 Amortization............     (947)         1,040           2,201         5,496
Non-cash rent expense....      328            317           1,118           917
Reversal of provision
 for relocation..........   (1,500)           -            (1,500)           -
                           --------       -------         --------      -------
EBITDA...................  $10,057        $11,065         $28,354       $31,365
                           --------       -------         --------      -------
                           --------       -------         --------      -------

     EBITDA for the third quarter of 1996 decreased $1.0 million or 9.1% to $10.1 million as compared to $11.1 million for the third quarter of 1995. This decrease as compared to the 25.4% increase in operating income, was primarily attributable to the $1.5 million reversal of the provision for relocation and decreased depreciation and amortization in 1996 as compared to 1995. As a result, the EBITDA margin decreased from 25.4% in the third quarter of 1995 to 23.1% in the third quarter of 1996.

     EBITDA for the first nine months of 1996 decreased $3.0 million or 9.6% to $28.4 million as compared to $31.4 million for the first nine months of 1995. This decrease as compared to the 6.3% increase in operating income, was primarily attributable to the non-cash reversal of $1.5 million provision for relocation in 1996, additional non-cash rent expense of $0.2 million in 1996 as compared to 1995 and $4.4 million of additional depreciation and amortization in 1996 as compared to 1995. As a result, the EBITDA margin decreased from 23.6% in the first nine months of 1995 to 21.8% in the first nine months of 1996.

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

     The Company's working capital requirements have historically been primarily provided by operations plus borrowings under the Company's Credit Agreement. As of July 24, 1996, the Company had approximately $1.4 million available under its Credit Agreement. On September 6, 1996, in connection with the establishment of a new senior secured revolving credit facility by Katz Media Services, Inc. ("KMSI"), a newly formed affiliated company, designed to increase the availability of working capital to the Company and its affiliated companies, the Company transferred one of its representation contracts to KMSI for $4.9 million in cash. KMSI is not a subsidiary of the Company. The new KMSI revolving credit agreement provides for borrowings of up to $35.0 million and matures on March 31, 1998. In connection with the new KMSI credit facility, the Company amended the terms of its existing Credit Agreement to advance the final maturity from September 30, 1999 to June 30, 1999.

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







Dated:  November 14, 1996                          KATZ MEDIA CORPORATION





By: /S/ Thomas F. Olson                            By: /S/ Richard E. Vendig
   --------------------------                          ------------------------
     Thomas F. Olson                                   Richard E. Vendig
     President and                                     Senior Vice President
     Chief Executive Officer and Director              Chief Financial &
                                                       Administrative Officer,
                                                       Treasurer