Form 10-K
period 1996-12-31
KATZ MEDIA CORP
filed 1997-03-31
CIK 864363

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996





                             Katz Media Corporation
                       (formerly Katz Capital Corporation)
             (Exact name of registered as specified in its charter)


            Delaware                                    13-3779266
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)



                 125 West 55th Street, New York, New York 10019
                                 (212) 424-6000

      Securities registered pursuant to Section 12( b ) of the Act: - None

      Securities registered pursuant to Section 12 ( g ) of the Act: - None


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The Registrant does not have any equity securities registered under the Securities Act of 1933, as amended. All outstanding shares of Common Stock of the Registrant are held indirectly by the Registrant's ultimate parent company, Katz Media Group, Inc.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The officers and directors of Katz Media Corporation are identical to those of Katz Media Group, Inc. Portions of Katz Media Group, Inc.'s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with Katz Media Group, Inc.'s 1997 Annual Meeting are incorporated by reference into Part III of this Report on Form 10-K.






                                TABLE OF CONTENTS


Item                                                                      Page
----                                                                      ----

PART I

1.  Business...........................................................   2-11
2.  Properties.........................................................     11
3.  Legal Proceedings..................................................     11
4.  Submission of Matters to a Vote of Security Holders................     12

PART II

5.   Market   for   Registrant's   Common   Equity   and   Related
     Stockholder Matters...............................................     12

6.   Selected Consolidated Financial Data..............................  12-14

7.   Management's  Discussion and Analysis of Financial Condition
     and Results of Operations.........................................  15-23

8.   Financial Statements and Supplementary Data.......................     23

9.   Changes in and Disagreements  with Accountants on Accounting
     and Financial Disclosure..........................................     23


PART III

10.  Directors and Executive Officers of the Registrant.................    23

11.  Executive Compensation.............................................    23

12.  Security Ownership of Certain Beneficial Owners and Management.....    23

13.  Certain Relationships and Related Transactions.....................    23


PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 23-25

                                     PART I

Item 1.   Business

General
-------

     Katz Media Corporation, formerly Katz Capital Corporation, (the "Company" which terms include the subsidiaries of Katz Media Corporation unless the context requires otherwise) is the only full service media representation firm in the United States serving multiple types of electronic media, with leading market shares in the representation of radio and television stations and cable television systems. The Company is exclusively retained by over 2,000 radio stations, 340 television stations and 1,500 cable systems to sell national spot advertising air time throughout the United States. National spot advertising is commercial air time sold by a radio or television station or cable system to advertisers located outside its local market. The Company conducts its business through 65 sales offices, located strategically throughout the United States, serving broadcast and cable clients located in over 200 dominant market areas, or DMAs. The Company represents at least one radio or one television station in each of the 50 largest DMAs and in over 97% of all DMAs. The Company's client stations include network owned, network affiliated and independent stations.

     The Company's client stations have a combined national spot advertising market share, measured as a percentage of gross billings of media representation firms for 1996, of approximately 53% of the United States spot radio market (based upon a market size estimated at approximately $1.5 billion for the same period), approximately 24% of the United States spot television market (based upon a market size estimated at approximately $7.0 billion for the same period) and approximately 59% of the United States cable market (based upon a market size estimated at approximately $200 million for the same period). National spot advertising, which is generally purchased by national advertisers in a variety of local markets in the United States, typically accounts for approximately 50% of a television station's revenue and approximately 20% of a radio station's revenue. Radio and television stations retain media representation firms, pursuant to exclusive representation contracts, to sell commercial air time to national advertisers, while such stations have in house staffs to handle sales to local advertisers. The representation contracts generally range from one to ten years in term and continue thereafter until terminated, typically on at least one year's notice. The Company generally can sell advertising time on a national level more efficiently and more economically than stations could themselves due to the Company's national presence through 65 sales offices. In addition, client stations benefit from the Company's highly skilled, professionally trained sales organization of approximately 1,400 people (including the employees of NCC (as defined)), its extensive on line computer services and customized marketing research. The Company offers advertisers "one stop shopping" for air time on the Company's large portfolio of client stations and cable systems.

     The Company, with over one hundred years of service to the media industry, has grown in recent years through advertising revenue increases at its existing client stations, the acquisition of representation contracts of its competitors, and the selective acquisition of other media representation firms. Since 1990, the number of radio stations represented by the Company has increased by 710 and the number of television stations represented or supported by the Company has increased by 133. The Company has grown, in part, through the acquisition of other media representation firms, during a period of significant consolidation in the media representation industry. The industry consolidation reflects the competitive pressures on smaller media representation firms and the decision by certain broadcast station groups to take advantage of the national presence, economies of scale and comprehensive services offered by independent media representation firms such as the Company.

     The Company provides media representation services to the U.S. cable television industry exclusively through National Cable Communications, L.P. ("NCC" or the "Cable Joint Venture"), a joint venture among the Company, affiliates of Comcast Corporation ("Comcast"), Continental Cablevision, Inc. ("Continental"), Cox Communications, Inc. ("Cox") and Time Warner Entertainment Company, L.P. ("Time Warner"). The Company is the general partner of the Cable Joint Venture with a 50% partnership interest. The remaining 50% partnership interest is divided equally among the other parties. The limited partners agreed that cable systems with certain minimum levels of subscribers would be represented exclusively by the Cable Joint Venture. The Cable Joint Venture is the largest cable television media representation firm in the United States (based on gross billings), representing systems with an aggregate of approximately 38.1 million subscribers. The Cable Joint Venture represents a partnership among all Chicago area cable operators providing for the first hard wired, all subscriber, digital interconnect system. The Chicago Cable Interconnect system became operational in October 1996. In October 1996, the Cable Joint Venture announced plans for the second such system in Detroit. See "Cable Television."

     In November 1995, the Company announced the formation of Sentry Radio Sales, a full service radio sales representation firm, which is a division of the Company. See "Radio Representation." In December 1995, the Company announced the establishment of Katz Millennium Marketing, its subsidiary that specializes in interactive television projects, Internet web sites and other on line services. See "Internet / Interactive Television."

     The Company has the following three-part operating strategy:

     Expand Market Share. To increase its market share, the Company will seek to expand its operations in existing and new markets by developing new clients, acquiring representation contracts of its competitors and selectively pursuing the acquisition of representation firms. The Company will also pursue new opportunities in developing media technologies such as Internet marketing, where Katz Millennium Marketing provides representation services to Internet web sites, interactive television projects and on line services and, through its Katz International subsidiary, will seek to increase its presence in international markets.

     Provide Highest Quality Service. To better serve its existing clients, the Company will continue to offer comprehensive advertisement, planning and placement services, as well as a broad range of value added benefits, including marketing, research, consulting and programming advisory services. The Company believes these services help to improve the ratings of its client stations, thereby stimulating further demand for the Company's representation services.

     Increase Overall Demand for National Spot Advertising. The Company's efforts to increase overall demand for national spot advertising are enhanced by its continued development of the Katz Networks. The Katz Networks refer to the portfolios of client radio and television stations and cable systems which the Company packages together (in various combinations) and markets to advertisers as informal or unwired networks. Advertisers are able to place advertisements efficiently on as few as two stations or as many as all stations represented by the Company to target specific demographic groups or markets. Through these networks of client stations, the Company has the ability to reach audiences in size equivalent to those of the major radio and television networks. The Katz Networks also offer flexibility by providing an alternative to the more limited offerings of the traditional broadcast networks. The Company believes that the breadth of the Katz Networks cannot presently be duplicated to the same extent by any other representation firm because of the large number of client stations required to effectively offer such a service. In addition, the Company is the only representation firm engaging in multiple types of electronic media, including radio, television, cable television and the Internet.


Background of the Company
-------------------------

     The Company is a wholly-owned indirect subsidiary of Katz Media Group, Inc. ("KMG"). The Company is the survivor of a merger (the "KCC Merger") between Katz Capital Corporation ("KCC") and the company formerly known as Katz Media Corporation, its wholly-owned subsidiary ("Katz Media," or the "Predecessor Company"). The survivor of the KCC Merger, Katz Capital Corporation, subsequently changed its name to Katz Media Corporation. In July 1994, DLJ Merchant Banking Partners, L.P. and related investors (collectively, "DLJMB") and certain members of current management formed KMG and KCC as holding companies to acquire, through KCC, all of the outstanding stock of the Predecessor Company from an investor group that included certain retiring executives. That acquisition was completed on August 12, 1994 (the "1994 Acquisition"). In April 1995 KMG completed an initial public offering of 5,500,000 shares of its common stock (the "1995 IPO") and contributed $78.3 million of the proceeds to the Company. The common stock of KMG is listed on the

American Stock Exchange under the symbol "KTZ". As of March 20, 1997, DLJMB beneficially owned approximately 49.4% of the common stock of KMG, and the management shareholders, consisting of management and employees of KMG (collectively, the "Management Shareholders"), beneficially owned approximately 13.1% of the common stock of KMG. KMG does not have any significant assets or operations other than through the Company.


Background of the Business
--------------------------

     Media representation firms are retained by radio and television stations and cable television systems to sell commercial air time to advertisers located outside their local markets. This air time is called national spot advertising because it is placed or "spotted" in one or more broadcast or cable markets. This is in contrast to network advertising, which is broadcast simultaneously throughout the United States on network affiliated stations, and local advertising, which is generally sold to local advertisers through a station's own sales and marketing staff. Usually, national spot advertising time is sold via advertising agencies, which are hired by advertisers to plan and create their advertising campaign and to place such advertising with radio and television stations, cable systems and other media.


Representation Contracts
------------------------

     Representation firms generate revenues through contractual commissions from the sale of advertising time on behalf of client stations. These revenues are based on the station's "net billings" (usually defined as gross advertising billings less customary advertising agency commissions, which are typically 15%). Representation contracts are up to ten years in initial length and are evergreen thereafter. The evergreen period is the contractual term of a representation contract following the expiration of the initial term thereof, during which period the contract is extended until notice of cancellation is given in accordance with the notice provisions of the contract (typically at least one year). For example, if a contract with an initial term of three years and an evergreen provision is canceled without notice by the client station after two years, the representation firm is contractually entitled to be compensated in an amount equal to 26 months of commissions (i.e., 12 months for the remaining term of the contract, 12 months for the advance or evergreen notice period and, typically, two additional months representing spillover commissions for sales made prior to cancellation). In accordance with industry practice, termination payments are generally made by the successor representation firm. The Company generally amortizes the cost of acquiring new contracts over the benefit period (typically representing the initial term plus the evergreen period of the acquired contracts), although contracts are expected to provide significantly longer-term revenue beyond this initial period. The Company similarly amortizes the income associated with the buyout of an existing client's contract over the payment period (or period of benefit).

     In recent years, and in particular in 1996 following the passage of the Telecommunications Act of 1996 ("the Telecommunications Act"), the broadcasting industry has undergone substantial consolidation. The consolidation of broadcast station ownership has led to the development of larger client station groups and has increased the level and frequency of buyouts. Station groups have tended to negotiate exclusive long term representation contracts with a single media representation firm covering all of their stations, including stations acquired after the date of the initial representation contract. The Telecommunications Act has eliminated certain of the restrictions on multiple ownership of radio and television stations by a single entity and has relaxed certain other restrictions on cross ownership of broadcast properties. The Company expects further consolidation of the broadcast industry as a result of the passage of the Telecommunications Act. See "Government Regulation."

     In 1996, television, cable television and radio advertising together comprised approximately $52.4 billion or 30.2% of total U.S. advertising expenditures. Total 1996 expenditures for national spot advertising from all sources were estimated to be approximately $10.0 billion for broadcast and cable television and $2.1 billion for radio, of which approximately $7.2 billion and $1.5 billion, respectively, were commissionable billings. Cable advertising is a much less mature market than radio or television advertising. However, the use of exclusive representation is becoming more prevalent in the cable television industry, which is currently served by two major national representation firms, NCC and CNI, Inc., as well as smaller regional firms.


Radio Representation
--------------------

     The Company is the leading radio representation firm in the country (based on gross billings), representing on an exclusive basis over 2,000 radio stations throughout the United States with national spot radio billings in excess of $789 million in 1996. The Company conducts its radio representation business through its Katz Radio, Christal Radio, Banner Radio, Eastman Radio, Sentry Radio and Katz Hispanic Media operations. Each of these six representation operations performs autonomously within the Company and services a cross section of stations, markets, geographic locations, demographics and formats (with the exception of Katz Hispanic Media). This autonomy serves to heighten competition among the six operations, which the Company believes enhances its overall performance.

     The Company provides a full range of marketing services, grouped under KRG Dimensions, including sales promotion support, and customized audience/market research to meet the needs of client stations and to develop new sources of spot and unwired radio network advertising revenues. In addition, the Company's research department continuously analyzes a variety of data to provide its salespeople with creative means with which to demonstrate radio's advantages over other media. Local economic conditions, station performance levels and qualitative marketing data are closely monitored by the research department.

     The Company's growth in radio representation, aside from that resulting from acquisitions, is the result of the continuing demand for radio advertising and certain competitive advantages enjoyed by the Company, such as the Katz Networks. The Katz Networks refers to the Company's informal or unwired networks of client stations that the Company can package together and market to advertisers seeking to reach specific demographic groups in those geographic markets meeting the advertisers' quantitative and qualitative criteria.

     The Company's revenues from radio representation are derived from a diverse client base of stations throughout the United States. The Company's largest single client accounted for approximately 5.5% of the Company's total 1996 net operating revenues. The Company's clients include the following prominent radio broadcasting companies:

        ABC                                         Hearst Broadcasting
        American Radio Systems/                     Heftel Broadcasting
        EZ Communications                           Heritage Media
        Bonneville International                    Jacor Communications
        Cox Communications                          Tribune Broadcasting
        Evergreen Media/Chancellor Broadcasting
        Company/Viacom International


Television Representation
-------------------------

     The Company is one of the leading television representation firms in the country, representing on an exclusive basis over 340 television stations with national spot television billings of approximately $1.5 billion in 1996. The Company conducts its television representation business through two autonomous operations, Katz Television (consisting of Katz American Television, Katz Continental Television and Katz National Television) and Seltel.

     Katz Television's three operating divisions each target a particular market segment and operate autonomously while sharing substantially all overhead functions. The Company believes this structure enables its divisions to provide clients with specialized expertise in the respective markets they serve. Katz American Television represents stations affiliated with the three major networks

(ABC, CBS and NBC) ("network affiliated stations") in the 50 largest DMAs. Katz Continental Television represents network affiliated stations in medium and smaller markets, generally DMAs ranked 51 and higher. Katz National Television represents large market, network- affiliated, independent and Fox, United Paramount Network and The Warner Brothers Television Network affiliated stations.

     Seltel represents over 140 television stations, and the Company believes Seltel is the largest representative of Fox network affiliates, which comprise 56 of Seltel's client stations. Since Katz Television and Seltel are operated independently of one another, the Company generally is able to represent more than one television station in a market.

     The Company believes it has achieved a leading position in television spot advertising through, among other things, the strength of its 40 television sales offices, its marketing services and its unwired networking capabilities. The Company believes it has the largest and most sophisticated marketing, programming advisory and research data support capability in the television representation industry, and utilizes unique proprietary computer applications to help formulate and implement comprehensive media marketing plans. The Company provides client stations with marketing research and other services that not only can increase a station's national spot business, but also can be used by the client station to generate sales in its local market.

     The Company's revenues from television representation are derived from a diverse client base of stations throughout the United States, although there are some regional markets which the Company does not presently service and which the Company has targeted for future revenue growth. The Company's largest single client accounted for approximately 5.5% of the Company's total 1996 net operating revenues. In addition, the Company's clients are well diversified by network affiliation. The Company's clients include the following prominent television broadcasting companies:

       Abry Communications                         Lee Enterprises
       Allbritton Communications                   Maine Broadcasting
       Bahakel Broadcasting                        McKinnon Broadcasting
       Benedek Broadcast Group                     New York Times
       Clear Channel Communications                Paramount Communications
       Cosmos Broadcasting                         Pulitzer Broadcasting
       Fisher Broadcasting                         Raycom Inc.
       Granite Broadcasting                        Scripps Howard Broadcasting
       Gray Communications                         Sullivan Broadcasting Company
       Hearst Corporation                          Smith Broadcasting
       Landmark Communication


Cable Television
----------------

     The Company began servicing the cable television advertising market through Cable Media Corporation ("Cable Media") in 1992. During 1993 and 1994, Cable Media secured significant representation contracts with Tele Communications, Inc., the nation's largest cable system operator, and other well known cable operators at the time such as Adelphia, Multimedia, Times Mirror, Paragon and Tribune, and with the interconnects that serve Detroit and Miami. In January 1995, the Company formed the Cable Joint Venture by contributing $10.5 million in cash and the assets of Cable Media and agreeing to conduct all of its existing and future cable representation activities through the Cable Joint Venture in exchange for a 50% partnership interest in the Cable Joint Venture. The remaining 50% partnership interest is divided equally among Comcast, Continental, Cox and Time Warner. The limited partners contributed all of the assets of National Cable Advertising, L.P. ("NCA") and agreed that cable systems with certain minimum levels of subscribers would be represented exclusively by the Cable Joint Venture. The profits and losses of the Cable Joint Venture are apportioned between the partners in accordance with their respective ownership interests. The Company is the general partner of the Cable Joint Venture, for which it does not receive additional compensation. The Cable Joint Venture is the largest cable television media representation firm in the United States (based on gross billings), representing systems with an aggregate of approximately 38.1 million subscribers.

     Each limited partner or an affiliate is committed to appoint the Cable Joint Venture as its national advertising representative for cable television systems serving an aggregate of at least 2 million subscribers (subject to certain exceptions). The representation agreements have an initial term of two years with an extension at the option of the Cable Joint Venture based on the achievement of certain performance results.

     Cable advertising expenditures have grown substantially in recent years. Over the past nine years, total cable advertising billings have more than quadrupled. Within the cable advertising market, national spot cable has accounted for an increasingly larger share of total cable advertising (approximately $200 million in 1996). This trend is expected to continue for the foreseeable future as cable matures, more sophisticated interconnects are established and advertisers become educated regarding the benefits of national spot cable advertising.

     In November 1995, the Cable Joint Venture announced an agreement with a partnership among all Chicago area cable operators providing for the first hard wired, all subscriber, digital interconnect system. The Chicago Cable Interconnect has engaged the Cable Joint Venture on a long-term basis to represent and operate the Interconnect for the cable partners. The Chicago Cable Interconnect, which commenced operations in October 1996, serves as a one stop cable television buying outlet for regional and national advertisers, providing for real time, single point insertions enabling advertisements to run simultaneously across the Chicago DMA or target specific market zones. The system enables spots to be aired instantaneously, securing distribution to the DMA and increasing the attractiveness of cable television to advertisers. The system has a single insertion system on 16 networks with distribution via fiber to the entire 1.5 million households in the DMA and to five discrete zones. The system significantly enhances the quality and reliability of the delivery of the advertisement and reduces the administrative burden of billing and payment. For the first time, all cable systems in a given market are fiber optically linked with digital insertion capabilities to deliver advertising from a central location. The five year contract is expected to increase advertising sales on cable television in the Chicago area. The Cable Joint Venture intends to explore opportunities for interconnects in other markets as they arise.

     In October 1996, the Cable Joint Venture announced an agreement with the Detroit area cable operators for the nation's second hard wired cable delivery system to provide real time, single point advertising insertion capabilities. This system will have similar capabilities to The Chicago Cable Interconnect, including state of the art fiber optic technology. The Cable Joint Venture will also play an integral role in the system upgrade in exchange for a long-term contract. The Detroit Interconnect will have the capability to serve more than
1.4 million households in the DMA.


Internet / Interactive Television
---------------------------------

     In December 1995, the Company formed a new sales subsidiary, Katz Millennium Marketing, to represent Internet web sites, interactive television projects and on line services. Katz Millennium has been retained on an exclusive basis to represent the Internet web sites for such clients as CarTalk, Sandbox, Better Homes & Gardens and Bell South's test of interactive television in suburban Atlanta, Georgia.


International
-------------

     In May 1993, the Company formed Katz International to develop a European media sales business. Katz International currently represents various radio stations and cable television systems in the United Kingdom. The Company's offices are located in London, England.


Media Marketing Services
------------------------

     The marketing resources of the Company include customized audience/marketing research, sales promotion support and management services. The customized audience/marketing research offered by the Company consists of statistical and demographic data that support advertisers' purchases of advertising time on the Company's client stations. This research is drawn from all available industry information and data services (e.g., The Arbitron

Company, A.C. Nielsen Company and Simmons Market Research) and is applied in conjunction with the advertiser's marketing goals to develop an effective program. Whether the emphasis is on a specific geographic region or demographic group, this research assists the advertiser in determining the effective level of both reach and frequency for the likely users of its product. The information may also be used to recommend specific promotions, the appropriate blending of media for an advertising campaign or the most effective programming vehicles for a particular advertising campaign (such as sports or weather). Sales promotion support includes concept development and sales promotion programs. These programs blend advertising support, merchandising and sales incentive programs. The Company can then suggest promotional campaigns which may include partnerships with other advertising media. The Company provides management services to two broad constituencies. First, it offers media consulting assistance to advertisers, including single source media planning for radio and television, and generates proposals for sales promotions. The other constituent group is client stations, for whom the Company conducts educational seminars and provides revenue forecasting and technical assistance with the rating services.


Media Data Support Services
---------------------------

     The Company, through an independent third party, provides centralized on line computer services, which are available for use by all of its employees through over 2,000 terminals and its proprietary local area networks located throughout the Company's offices. In addition, the Company has developed and maintains proprietary PC software applications for use by its sales force and client stations. The Company believes that no other independent media representation firm maintains a media data computer service operation similar to that of the Company. The Company's on line services provide innovative and proprietary sales systems and support to the Company's sales staff and to client stations. The Company believes broadcasters and cable operators need to present the most compelling reasons for a potential advertiser to buy national spot air time. Direct input is received from client stations and the Company's sales force with what management believes is the most thorough sales and presentation tools available in the industry.

     The Company has designed other applications that help its sales force attract a larger share of an advertiser's budget. For example, the Company recently developed a proprietary system for television which, among other things, enables salespeople to determine the optimal price to charge for television spots on client stations. Another system designed exclusively for radio provides salespeople at the Company with instant access to strategic sales positioning information for each client radio station. The Company's sales force also has access to other proprietary systems such as county-by-county rating information, demographic program rankings, a time-period agency system and metered market overnight ratings. All of these systems are available continuously on an on line basis. The Company believes that no competitor provides its salespeople with this level of automated sales tools.


Competition
-----------

     The Company's success depends on its ability to maintain and acquire representation contracts with radio and television stations and cable systems. The media representation business is highly competitive, both in terms of competition to gain client stations and to sell air time to advertisers. The Company competes not only with other independent and network media representatives but also with direct national advertising. The Company also competes on behalf of its clients for advertising dollars with other media such as newspapers and magazines, outdoor advertising, transit advertising, direct response advertising, yellow page directories and point of sale advertising.

     The Company's major independent competitors serving television stations include TeleRep/HRP (Harrington, Richter & Parsons, Inc.)/MMT (MMT Sales, Inc.) and Petry Inc./Blair Television; and its major competitor serving radio stations is Interep. The Company's only major competitor serving cable systems is CNI, Inc. The Company is the only full service representation firm that serves television stations, radio stations, cable television systems and the Internet.

     The Company believes that its ability to compete successfully with other national spot advertising representation firms is based on its ability to maintain and acquire representation contracts, the inventory of time it represents, its value added programs and support services, its ability to provide unwired networks in both radio and television and the experience of its sales personnel. The Company believes that it competes effectively, in part, through its employees' knowledge of and experience in the Company's business and industry, and their long standing relationships with clients.

     The Company also believes that its sales offices located throughout the United States, its history of service to the industry, its status as the only representation firm serving radio, television, cable and Internet clients, and its media data systems provide it with competitive advantages that have resulted in the Company's status as the leading media representation firm based on client stations' billings.


Dependence on Maintenance and Buyouts of Representation Contracts and Maintenance of Commission Rates; Competition
---------------------------------------------------------------------

     The Company's success depends on its ability to maintain and acquire representation contracts with radio and television stations and cable television systems. Client representation contracts may be terminated prior to their stated expiration. Termination generally occurs in connection with a change in station or system ownership, which tends to cause a buyout and a change of representation firm. As a result, the Company continually competes with other representation firms for both the acquisition of new client stations as well as the maintenance of existing relationships. The consolidation in the broadcast and cable industry has increased as a result of the Telecommunications Act of 1996, resulting in larger station groups. In addition, the recent consolidation in the broadcast media representation industry and the recent increase in the number of ownership changes of broadcast stations have increased the frequency of the termination or buyout of representation contracts. Most recently, this has resulted in a net increase in the number of radio station clients and a net decrease in the number of television station clients represented by the Company. As a result of the intense competition and volatility in the business, there can be no assurance that the Company will continue to acquire new contracts or that its existing representation contracts and level of commission rates will remain in place. The failure of the Company to acquire and maintain client representation contracts or to maintain the level of its commission rates would likely have an adverse effect on the Company's results of operations. In addition, the Company competes not only with other independent and network broadcast media representatives but also with direct national advertising and the broadcasting industry as a whole. There can be no assurance that the Company's business will not be adversely affected by increased competition in the markets in which it operates. In 1996, Viacom International and Paramount Communications, which are affiliated companies, collectively accounted for approximately 5.5% of the Company's total net operating revenues.


Dependence on General Levels of Advertising; Seasonality
--------------------------------------------------------

     The Company's business normally follows the pattern of advertising expenditures in general and is seasonal to the extent that radio, television and cable television advertising spending increases during the fourth calendar quarter in connection with the Christmas season and tends to be relatively weaker during the first calendar quarter. Radio advertising generally increases during the summer months when school is not in session. In addition, broadcast media also tends to experience increases in the amount of advertising revenues as a result of special events such as Presidential election campaigns. Furthermore, the level of advertising revenues of radio and television stations and cable systems, and therefore the level of revenues of the Company, is susceptible to prevailing general and local economic conditions and trends affecting advertising expenditure in general, as well as market conditions and trends affecting advertising expenditures in specific industries. For example, overall levels of national spot advertising in the first half of 1996 were lower than for the comparable period in 1995, which is reflected in the decline in the Company's revenues for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. Corresponding increases or decreases in the budgets of radio, television and cable advertisers will affect broadcast/cable advertising revenues of radio, television stations and cable systems, and thus the revenues of the Company.

Government Regulation
---------------------

     The broadcasting industry is subject to regulation by the Federal Communications Commission (the "FCC") under the Communications Act of 1934, as amended (the "Communications Act"). The Telecommunications Act of 1996, which amended various provisions of the Communications Act, directed the FCC to revise its multiple ownership rules for television stations by eliminating the numerical limit on the number of stations that can be owned nationwide by a single person or entity and by increasing the national audience reach limitation on commonly owned television stations from 25 percent to 35 percent. The FCC adopted regulations implementing these directives in March 1996. These changes have led, and are likely to continue to lead, to larger station groups under common ownership which most recently has had the effect of increasing the level and frequency of buyouts of representation contracts. For example, in connection with its acquisition of another station group, a television station group that was, until recently, a significant non-exclusive client of the Company has informed the Company that it has engaged one of the Company's competitors as its exclusive media representation firm. Similarly, the Company has recently acquired additional television and radio station clients as a result of acquisitions of stations by groups that are exclusive clients of the Company. As these groups become large enough, notwithstanding the general inability to construct unwired networks, this consolidation may result in more station groups forming in- house media representation units and foregoing the services of independent media representation firms such as the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the effects of the transfer of the stations represented by United Television Sales, Inc. ("United Television"). Moreover, even if such groups continue to use the services of the Company, the commission rates that the Company is able to charge may be adversely affected. The FCC is also reexamining its rules limiting the common ownership of more than one television station in the same market (the "television duopoly" rule). If the television duopoly rule is relaxed, this change likely will result in further concentration of station ownership.

     In 1995, the FCC commenced a rulemaking proceeding to determine whether to eliminate its rule prohibiting network affiliated stations that are not owned by their networks from being represented by their networks for the sale of non-network advertising time. If the FCC eliminates its prohibition on network representation of affiliates, such change could adversely affect the ability of the Company to attract and retain network affiliates as client stations. This proceeding is currently pending before the FCC. However, numerous station owners have filed comments and reply comments opposing the proposed rule change. The Company is unable to predict the outcome of the proceeding or its impact on the Company. In addition, the United States Congress and the FCC regularly have under consideration and may adopt in the future new laws, regulations and policies regarding a wide variety of matters (including technological changes) which could affect the operations and ownership of the Company's clients and, as a result, the Company's business. The Company is unable to predict if or when such laws, regulations or policies might be adopted and implemented and, if implemented, the effect they will have on the broadcast media representation industry or the future results of the Company's operations.


Executive Officers
------------------

     The following table sets forth certain information regarding the executive officers of the Company.

NAME                               AGE      TITLE
Thomas F. Olson..............      48       President, Chief Executive
                                            Officer and Director
James E. Beloyianis..........      47       Vice President, Secretary and
                                            Director
Richard E. Vendig............      49       Senior Vice President, Chief
                                            Financial & Administrative Officer,
                                            Treasurer
Stuart O. Olds...............      47       Vice President and Director
L. Donald Robinson...........      58       Vice President

     Thomas F. Olson joined the Company in 1975 as a television sales executive in the firm's Chicago office. From 1977 to 1984, he held various positions at

Katz Continental Television and in 1984 was named President of Katz Continental Television. In 1990, he was named President of Katz Television and in April 1994 was promoted to the position of President of the Company. Mr. Olson has been President, Chief Executive Officer and director of the Company since August 1994. Mr. Olson is immediate past Chairman of the Station Representatives Association.

     James E. Beloyianis joined the Company in 1973 as a member of Katz Television. He was promoted in 1991 to Senior Vice President of Katz Television, a position he held until 1992, when he was promoted to Executive Vice President of Katz Television. In April 1994, Mr. Beloyianis was promoted to President of Katz Television. In August 1994, Mr. Beloyianis was appointed to the positions of Vice President, Secretary and director of the Company.

     Richard E. Vendig joined the Company in December 1994 as Senior Vice President, Chief Financial and Administrative Officer, Treasurer. Immediately prior to joining the Company, Mr. Vendig was Senior Vice President Finance and Secretary of CBI Holding Company, a privately owned pharmaceutical distribution company. Prior thereto, Mr. Vendig served as a Director of International Finance at Grey Advertising Inc., and more recently was an independent consultant. Mr. Vendig previously was a partner of the accounting firm of Ernst & Young LLP.

     Stuart O. Olds joined the Company in 1977 as a radio salesman in the firm's Chicago office. In 1981, Mr. Olds was promoted to Vice President of Katz Radio and in 1984 to Vice President of the Katz Radio Group Network. Mr. Olds was named President of Katz Radio in 1987 and was promoted to Executive Vice President Radio in 1990 and Executive Vice President, General Manager Radio in 1992. Since August 1994, Mr. Olds has served as President of Radio and Vice President and director of the Company.

     L. Donald Robinson joined the Company in May 1992 when Katz Media bought Seltel, Inc., of which he has served as President and Chief Executive Officer since 1990. In August 1994, Mr. Robinson was promoted to Vice President of the Company. Prior to 1990, Mr. Robinson was the President and Chief Executive Officer of Don Robinson & Co., Inc., a media consulting firm.

Employees
---------

     As of December 31, 1996, the Company (including NCC) employed approximately 1,780 persons, of which approximately 1,420 are sales related. None of the Company's employees are represented by a union. The Company believes its relations with its employees are excellent.

     The continued success of the Company is dependent to a certain extent upon the efforts of its current executive officers. The loss or unavailability of any such executive officer could have an adverse effect on the Company. The Company does not maintain "key man" life insurance with respect to any executive officers or other employees of the Company. Moreover, the combined success and viability of the Company is dependent to a certain extent upon its ability to attract and retain qualified personnel in all areas of its business, especially management positions. In the event the Company is unable to attract and retain qualified personnel, its business may be adversely affected.


Item 2.   Properties

     The Company maintains its corporate headquarters in New York, New York. The lease agreement for approximately 186,000 square feet of corporate headquarters office space expires in 2012. The Company operates out of 65 sales offices in 50 separate locations throughout the United States (including 10 sales offices of the Cable Joint Venture). The Company's executive and sales offices are believed by management to be adequate for the Company's use.


Item 3.   Legal Proceedings

     The Company from time to time is involved in litigation brought by former employees and other litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the holders of the Company's common stock during the fourth quarter of 1996.

                                        PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     There is no established public trading market for the Company's common stock.


Dividends
---------

     The ability of the Company to pay dividends, repurchase stock or make loans to its parent company are restricted pursuant to the terms of its credit agreement with The First National Bank of Boston, as Administrative Agent and DLJ Capital Funding Inc., as Syndication Agent (the "New Credit Agreement"); and the indenture ("the Indenture") governing its 10 1/2% Senior Subordinated Notes due 2007 (the "New Notes"). However, such restrictions are subject to certain exceptions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 of Notes to Consolidated Financial Statements.


Item 6.   Selected Consolidated Financial Data

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements, including the notes thereto, which are included elsewhere herein. The selected consolidated financial data for the years ended December 31, 1996 and 1995 and for the period subsequent to the 1994 Acquisition from August 12, 1994 through December 31, 1994 are derived from the audited consolidated financial statements of the Company. The selected consolidated financial data for the period January 1, 1994 through August 11, 1994 and for the years ended December 31, 1993 and 1992 are derived from audited Consolidated Financial Statements of the Predecessor Company. For accounting purposes, the 1994 Acquisition was treated as a purchase transaction and accordingly the selected consolidated financial data of the Predecessor Company is not necessarily comparable in all respects to the selected consolidated financial data of the Company.


                                Selected Consolidated Financial Data
                                       (Dollars in thousands)


                                        The Company                  The Predecessor Company
                              -------------------------------------------------------------------
                                                            Period      Period
                                                          August 12,   January 1     Year Ended
                               Year Ended    Year Ended     Through     Through     December 31,
                              December 31,  December 31, December 31, August 11,   --------------
                                  1996          1995         1994        1994      1993      1992
                              ------------  ------------ ------------ ----------   ----      ----
Statement of Operations  Data:
Operating revenues, net......   $183,136     $184,667     $81,403      $103,382  $156,936  $146,034
Operating expenses:
Salaries and related costs...    102,920       99,477      42,730        64,866(1) 91,813    85,487
Selling, general and
 administrative..............     36,238(2)    39,044      15,208        23,680    32,146    30,835
Depreciation and amortization
  (3)........................      9,748       10,071       9,127        11,726    17,514    12,613
Provision for relocations (4)         --        6,400          --            --       350     3,707
 Total operating expenses....    148,906      154,992      67,065       100,272   141,823   132,642

Operating income.............     34,230       29,675      14,338         3,110    15,113    13,392

Interest and other expenses,
 net (5).....................     20,656       25,157      14,874        10,848    17,888     9,757
Income (loss) before income
 tax provision (benefit),
 extraordinary item and
 cumulative effect of
 accounting changes..........     13,574        4,518        (536)       (7,738)   (2,775)    3,635
Income tax provision (benefit)     8,986        4,448         671        (1,393)      603     2,815
Income (loss) before
 extraordinary item and
 cumulative effect of
 accounting changes..........      4,588           70      (1,207)       (6,345)   (3,378)      820
Extraordinary items - (loss) on
  early extinguishment of
  debt (6)...................     (6,678)        (801)         --            --        --    (3,717)
(Loss) before cumulative
  effect of accounting changes    (2,090)        (731)     (1,207)       (6,345)   (3,378)   (2,897)
Cumulative effect of accounting
  changes (7).................        --           --          --            --     5,438        --
(Loss) income before
  preferred stock dividend
  requirements................    (2,090)        (731)     (1,207)       (6,345)    2,060    (2,897)
Preferred stock dividend
  requirements (8)............        --           --          --            --        --     9,590
Net (loss) income.............   ($2,090)       ($731)    ($1,207)      ($6,345)   $2,060  ($12,487)


Other Data:
EBITDA(9).....................   $44,042      $50,377     $24,013       $18,695   $34,410   $33,677
Payments (receipts) on station
  representation contracts,
  (net) (10)..................    16,397       12,166        (201)        2,625     7,152     4,114
Capital expenditures..........     6,785        6,046       1,002         1,079     2,354     5,411

                                               13(a)


Statement of Cash Flows Data:
Net cash provided by (used in)
  operating activities........    $8,626      $15,064      $8,666         $(384)   $8,373   $20,695
Net cash (used in) investing
  activities..................   (23,182)     (28,965)   (116,994)       (3,704)  (10,778)  (23,051)
Net cash provided by financing
  acitvities..................    17,355       12,298     110,519         4,297     2,395   (2,282)

Balance Sheet Data (at period end):
Working capital...............   $32,826      $24,666     $25,418            --   $16,459  $15,806
Total assets..................   437,700      375,511     326,919            --   182,517  173,428
Total debt....................   217,622      179,530     248,370            --   171,950  168,950
Common stockholders' equity
 (deficit)....................   104,710      106,690      26,786            --   (38,262) (39,717)

                                               13(b)

______________

(1) Includes $3,000 non-cash charge relating to payments made by a former shareholder of the Company to certain former executives who were terminated in connection with the 1994 Acquisition pursuant to a preexisting agreement.

(2) Includes the $1,500 reversal of relocation costs accrued in 1995 related to the Company's plan to reduce headquarters facility requirements as the Company has determined that such plan is no longer economically feasible.

(3)       Includes amortization of contract acquisition costs, net.

(4) Non-cash charge related primarily to the relocation of one of the Company's expanding subsidiary operations in 1995 and abandonment of leaseholds in 1993 and 1992. See Note 8 of Notes to Consolidated Financial Statements and Note 2 above regarding the 1995 provision for relocations.

(5) Includes non-cash amortization of deferred financing costs of $22 in 1996, $1,960 in 1995, $3,668 in the period August 12, 1994 to December 31, 1994, $456 in the period January 1, 1994 through August 11, 1994, $754 in 1993 and $972 in 1992.

(6) Represents loss on early extinguishment of debt net of tax benefit of approximately $4,600, $600 and $1,900, in 1996, 1995 and 1992,
          respectively.   See  Note  5  of  Notes  to   Consolidated   Financial
          Statements.

(7) Reflects a net after tax charge of approximately $1,600 resulting from adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and a net benefit of approximately $7,100 resulting from the adoption of SFAS No. 109, "Accounting for Income Taxes."

(8) Preferred stock dividend requirements represent dividends accrued on preferred stock then outstanding.

(9) EBITDA is defined as operating income, plus depreciation, amortization and other non-cash items, including non-cash rent expense, the non-cash provision for relocations, non-cash compensation related to stock options, plus dividends, if any, from unconsolidated subsidiaries to the extent not included. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" for a reconciliation of EBITDA to operating income. EBITDA is presented because it is a widely accepted financial indicator and is consistent with the definition used for covenant purposes contained in the New Credit Agreement and the Indenture. EBITDA should not be considered as an alternative to net income as a measure of operating results in accordance with generally accepted accounting principles or as an alternative to cash flows as a measure of liquidity.

(10) Represents payments made in connection with the acquisition of station representation contracts, net of payments received in connection with the sale of station representation contracts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

     The following discussion is based upon and should be read in conjunction with "Selected Consolidated Financial Data" and the Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

     The net operating revenues of the Company are derived from commissions on the sale of national spot advertising air time on behalf of clients. Commission rates are negotiated and set forth in the client's individual representation contracts. The Company's success depends on, among other things, the maintenance of its current representation contracts with client stations and the acquisition of new representation contracts. The primary operating expenses of the Company are employee salaries, rents, commission related payments to employees, data processing expenses and depreciation and amortization. The Company's financial results have been impacted by three significant factors: (i) trends in advertising expenditures, (ii) buyouts and sales of station representation contracts, including those resulting from changes in ownership of stations and
(iii) acquisitions of representation firms. The effect of these factors on the Company's financial condition and results of operations has varied from period to period. Recent changes in regulations affecting ownership of broadcast station groups have led to and are likely to continue to lead to larger station groups under common ownership, which has the effect of increasing the level and frequency of buyouts of representation contracts. Most recently, this has resulted in a net increase in the number of radio station clients and a net decrease in the number of television station clients represented by the Company. The Company continues to pursue the representation of additional client stations and groups in each of the media where it provides services.

     The Company operates as a single segment business and is the only full service media representation firm in the United States serving multiple types of electronic media, with leading market shares in the representation of radio and television stations and cable systems. For the year ended December 31, 1996, the aggregate gross billings of the Company's client stations (representing the aggregate dollar amount of advertising placed on client stations or systems) was approximately $2.4 billion, comparable to the amount of gross billings for the year ended December 31, 1995. The percentage composition of gross billings by broadcast media for the year ended December 31, 1996 was approximately 61.9% for television, 31.9% for radio and 6.2% for cable, interactive/Internet and international (on a 100% owned basis). The percentage composition of gross billings for the year ended December 31, 1995 was approximately 66.1% for television, 27.8% for radio and 6.1% for cable and international (on a 100% owned basis). (The 1996 figures exclude the billings of the United Television stations). The commission rates that the Company charges vary between media and within each medium.

     In recent years, the Company has spent a significant amount of resources acquiring representation contracts. The decision to acquire a representation contract is based upon the market share opportunity presented and an analysis of the costs and net benefits to be derived. If an existing representation contract is canceled by a client station, the station is obligated to pay the commissions that would have been earned over the remaining term of the contract. As is typical in the industry, the successor representation firm bears this expense. The Company amortizes this cost over the period of benefit of the acquired contract. The Company continuously seeks opportunities to acquire additional representation contracts on attractive terms, while maintaining its current client roster. In addition, the recent changes in ownership of broadcast properties have fueled changes in client engagements among independent media representation firms. These changes and the Company's ability to acquire and maintain representation contracts can cause fluctuations in the Company's revenues and cash flows from period to period.

     The Company's business normally follows the pattern of advertising expenditures in general and is seasonal to the extent that radio, television and cable television advertising spending increases during the fourth calendar quarter in connection with the Christmas season and tends to be relatively weaker during the first calendar quarter. Radio advertising generally increases during the summer months when school is not in session. In addition, broadcast media also tends to experience increases in advertising revenues as a result of special events such as Presidential election campaigns. Furthermore, advertising revenues of radio and television stations, and therefore the level of revenues of the Company, are susceptible to prevailing general and local economic conditions and corresponding increases or decreases in the budgets of radio, television and cable advertisers, as well as market conditions and trends affecting advertising expenditures in specific industries.

     The 1994 Acquisition was accounted for using the purchase method of accounting, and the purchase price was allocated to assets and liabilities based upon their respective fair values. As a result of the 1994 Acquisition, the financial results of the Company are not directly comparable to those of the Predecessor Company.

 Results of Operations

     The accompanying analysis compares the results of the Company for 1996 with the results of the Company for 1995, and the results of the Company for 1995 with the combined results of the Company and the Predecessor Company for the year ended December 31, 1994. The combined results for the year ended December 31, 1994 include the period January 1, 1994 through August 11, 1994 for the Predecessor Company and the period August 12, 1994 through December 31, 1994 for the Company.


                                                                          Predecessor and
                                               The Company               Company Combined
                                               -----------             ---------------------
                                                       Year Ended December 31,
                                               ---------------------------------------------
                                                          (In thousands)

                                               1996                1995                 1994
                                               ----                ----                 ----
Statement of Operations Data:
Operating revenues, net...............      $183,136            $184,667             $184,785
Operating expenses, excluding
  depreciation, amortization and
  the provision for relocations.......       139,158(1)          138,521              146,484
Depreciation and amortization.........         9,748              10,071               20,853
Provision for relocations.............           --                6,400                 --
Operating income......................        34,230              29,675               17,448
Interest expense, net.................        20,656              25,157               25,722
Income (loss) before tax provision (benefit)
  and extraordinary item..............        13,574               4,518               (8,274)
Other Data:
EBITDA (2)............................        44,042              50,377               42,708

                                                Percentage of Operating Revenue, Net
                                                ------------------------------------
Statement of Operations Data:
Operating revenues, net...............       100.0%               100.0%                100.0%
Operating expenses, excluding
  depreciation, amortization and the
  provision for relocations...........        76.0                 75.0                  79.3
Depreciation and amortization.........         5.3                  5.5                  11.3
Provision for relocations.............         --                   3.5                   --
Operating income......................        18.7                 16.1                   9.4
Interest expense, net.................        11.3                 13.6                  13.9
Income (loss) before tax provision (benefit)
  and extraordinary item..............         7.4                  2.5                  (4.5)
Other Data:
EBITDA margin.........................        24.0                 27.3                  23.1

________________
(1)  Includes the $1,500 reversal of relocation  costs accrued in 1995 related to the Company's plan to reduce headquarters facility requirements as the Company has determined that such plan is no longer economically feasible.

                                                 17

(2) The following table reconciles operating income to EBITDA for the periods indicated:


                                                                          Predecessor and
                                               The Company               Company Combined
                                               -----------             ---------------------
                                                       Year Ended December 31,
                                               ---------------------------------------------
                                                          (In thousands)

                                               1996                1995                 1994
                                               ----                ----                 ----
Operating income......................       $34,230             $29,675              $17,448
Depreciation and amortization.........         9,748              10,071               20,853
Non-cash rent and other expense (a)...         1,454               2,734                1,407
Non-cash compensation related to stock
   options (b)........................           110               1,497                  --
Termination payments..................          --                   --                 3,000
Provision for relocations.............          --                 6,400                  --
Reversal of provision for relocation..        (1,500)                --                   --

EBITDA................................       $44,042             $50,377              $42,708

_________

(a) Non-cash rent expense represents the difference between rent expense recorded pursuant to SFAS No. 13 and the portion requiring the use of cash or other current assets.

(b)       See Note 4 of Notes to Consolidated Financial Statements.

Comparison of 1996 to 1995
---------------------------

     Net operating revenues in 1996 totaled $183.1 million, a decrease of $1.5 million or 0.8%, compared to net operating revenues of $184.7 million in 1995. This decrease reflected (i) the effects of the consolidation of station ownership following the passage of the Telecommunications Act leading to net client losses in television offset in part by net client gains in radio and (ii) the mid-1995 transfer of the United Television stations (representing $3.1 million of revenues in 1995) to a new representation firm in which the Company receives a profit distribution rather than reporting revenue and associated expenses.

     Operating expenses, excluding depreciation and amortization and the $6.4 million provision for relocations recorded in 1995, increased $0.7 million or 0.5% from $138.5 million in 1995 to $139.2 million in 1996. This increase reflects (i) an increase in salary and related costs related primarily to the establishment of a sixth radio company, Sentry Radio, the creation of the Company's Interactive/Internet unit, Katz Millennium Marketing, plus normal inflationary increases, offset by a decrease in compensation expense associated with the mid-1995 transfer of the United Television stations, and (ii) a decrease in selling, general and administrative costs primarily resulting from the third quarter one-time reversal of the $1.5 million accrual of costs related to the Company's plan to reduce its headquarters facility requirements, which the Company determined is no longer economically feasible.

     Depreciation and amortization decreased by $0.3 million, or 3.2% for 1996, compared to 1995, due to lower amortization expense related to non-competition agreements related to the 1994 Acquisition which became fully amortized during the first nine months of 1995. Included in depreciation and amortization for 1996 is a gain of approximately $3.6 million on the transfer of a representation contract to an affiliate of the Company, Katz Media Services, Inc. ("KMSI"), in exchange for cash consideration of approximately $4.9 million, which reduced depreciation and amortization expense. In connection with the Refinancing, this contract was repurchased by the Company for approximately $1.3 million. No gain or loss was recognized on the subsequent repurchase.

     Operating income increased to $34.2 million in 1996 from $29.7 million in 1995, or 15.3% as a result of the effects of the items mention above.

     Interest expense, net aggregated $20.7 million for 1996, a decrease of $4.5 million compared to 1995. In 1995, the Company incurred $4.7 million of interest and amortized deferred financing costs related to debt which was reduced or satisfied with the net proceeds of the 1995 IPO in April 1995.

     Income before income tax provision and extraordinary item totaled $13.6 million for 1996 compared to $4.5 million for 1995. This result was due primarily to the components enumerated above.

     Net loss for 1996 of $2.1 million reflects an extraordinary loss on early extinguishment of debt of $6.7 million, net of an income tax benefit of $4.6 million, resulting from the Company's repurchase of KMC's 12 3/4% Senior Subordinated Notes due 2002 (the "Katz Notes") and the replacement of the Company's former senior credit facilities as described in Note 5 of Notes to the Consolidated Financial Statements. The Company has historically experienced net losses, principally as a result of significant interest charges and depreciation and amortization charges. The Company expects that amortization charges related to the buyout of station representation contracts and interest charges will continue to have a significant impact on its results of operations.

     The  difference  between  the  effective  tax rate of  approximately  66.2%
compared to the U.S. statutory rate of 35% is primarily attributable to permanent differences between book and taxable income related to goodwill amortization, other nondeductible expenses and state income taxes. For further explanations, see Note 7 of Notes to the Consolidated Financial Statements.

Comparison of 1995 to 1994
--------------------------

     Net operating revenues in 1995 totaled $184.7 million, a decrease of $0.1 million, compared to net operating revenues of $184.8 million in 1994. Net operating revenues for 1995 remained relatively constant and reflect reductions associated with (i) the deconsolidation of the cable revenues as a result of the establishment of NCC in January 1995; (ii) the mid-1995 transfer of the United Television stations to a new representation firm in which the Company receives a profit distribution rather than reporting revenue and associated expenses; and
(iii) the loss of two major radio clients in late 1994 (one of which has since returned to the Company). The effect of these items amounted to a decrease in net operating revenues of approximately $10.6 million, or 5.7%, as compared to 1994, which was offset almost entirely by an increase in operating revenues from continuing and new clients. On a "constant station" basis (deleting revenues of stations acquired or lost after December 31, 1994 for the relevant period), operating revenues increased approximately 5.0% during 1995 as compared to 1994, while total estimated expenditures for national spot advertising from all sources increased by 1.7%.

     Operating expenses, excluding depreciation, amortization and the non-cash provision for relocations of $6.4 million, decreased $8.0 million, or 5.4%, from $146.5 million in 1994 to $138.5 million in 1995. This decrease was primarily attributable to the effects of certain cost reduction programs implemented in 1995, the difference in the accounting treatment for the cable operations described above, a one-time non- cash charge of $3.0 million in the third quarter of 1994 related to payments to certain former executives of the Predecessor Company in connection with the 1994 Acquisition and decreased compensation expense reflecting the transfer of the United Television stations. The provision for relocations relates primarily to the relocation of one of the Company's expanding subsidiaries to permit its continued growth in the most effective manner and the anticipated reduction of its headquarter facility requirements. Operating expenses, excluding depreciation, amortization and the non cash provision for relocations, as a percentage of operating revenues, decreased from 79.3% for 1994 to 75.0% for 1995.

     Depreciation and amortization decreased by $10.8 million, or 51.7%, for 1995, compared to 1994, due to the significant effects of amortization of income on certain contracts sold in 1994 and 1995 which were amortized (and became fully amortized in 1995) and as a result of longer initial terms on contracts acquired in 1994 and 1995, which determines the period for contract cost amortization. The effect of both of these items was to reduce amortization expense for 1995 when compared to 1994. These items were in turn partially offset by the effects of additional goodwill amortization in 1995 resulting from the 1994 Acquisition. The Company expects that continued acquisitions of new contracts will likely result in increases in depreciation and amortization expenses in the future as well as continued increases in liabilities to make payments related to contract acquisitions. Absent additional contract dispositions, depreciation and amortization expense is expected to increase in future periods.

     Operating income increased to $29.7 million in 1995 from $17.4 million in 1994, or 70.7%. As a percentage of net operating revenues, operating income increased to 16.1% for 1995, compared to 9.4% for 1994, due primarily to the items enumerated above. Operating income excluding the non-cash provision for relocations increased to $36.1 million in 1995 from $17.4 million in 1994, or 106.8%. As a percentage of net operating revenues, operating income excluding the non-cash provision for relocations increased to 19.5% for 1995, compared to 9.4% for 1994, due primarily to the items enumerated above.

     Interest expense net amounted to $25.2 million for 1995, a decrease of $0.6 million compared to 1994. Included in 1995 and 1994 were $4.7 million and $7.5 million, respectively, of interest and amortized deferred financing costs related to the debt that was reduced or satisfied with the net proceeds of the 1995 IPO in April 1995.

     Income before tax provision and extraordinary item totaled $4.5 million for 1995 compared to a $8.3 million loss for 1994. This result was due primarily to the components enumerated above.

     Net loss for 1995 of $0.7 million also reflects an extraordinary loss on early extinguishment of debt of $0.8 million, net of an income tax benefit of $0.6 million, as a result of the Company amending the Old Credit Agreement (as defined) in 1995 as described in Note 5 of the Notes to the Consolidated Financial Statements. The Company and the Predecessor Company have historically experienced net losses, principally as a result of significant interest charges and depreciation and amortization charges. The Company expects that amortization charges related to the buyout of station representation contracts and interest charges will continue to have a significant impact on the Company's results of operations.

     The difference between the effective tax rate of approximately 98% compared to the U.S. statutory rate of 35% is primarily attributable to permanent differences between book and taxable income related to goodwill amortization, other nondeductible expenses and state income taxes. For a further explanation, see Note 7 of the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources
-------------------------------

     Operating activities in 1996 provided cash of $8.6 million as compared to $15.1 million in 1995. The decrease in cash provided by operating activities in 1996 as compared to 1995 was due primarily to lower operating results in 1996, combined with increased net working capital requirements in 1996.

     Net cash used in investing activities during 1996 was $23.2 million, compared to net cash used in investing activities during 1995 of $29.0 million. This decrease in cash used in investing activities was primarily the result of the increase in net payments made on the purchases of station representation contracts in 1996 of $4.2 million as compared to 1995, offset by the 1995 investment in the Cable Joint Venture of $10.8 million.

     During the three years ended December 31, 1996, 1995 and 1994, the Company spent $42.4 million, $31.9 million and $11.9 million, respectively, on buyouts of station representation contracts. The Company received $26.0 million, $19.8 million and $9.5 million from station representation contracts bought out in such periods, resulting in a net cash outlay of $16.4 million, $12.2 million and $2.4 million, respectively. Capital expenditures during the years ended December 31, 1996, 1995 and 1994 amounted to $6.8 million, $6.0 million and $2.1 million, respectively. At December 31, 1996, the Company had liabilities to make cash payments on station representation contracts, net of receivables on sales of station representation contracts, of $30.0 million, as compared to $14.0 million at December 31, 1995.

     Overall cash flows from financing activities provided $17.4 million during 1996 versus $12.3 million in 1995, an increase of $5.1 million. Excluding the effects of the Refinancing (as defined) and the 1995 IPO, the cash provided by financing activities during 1996 increased on a net basis by $13.3 million primarily as a result of increased facility borrowings.

     At December 31, 1996, the Company had approximately $184.5 million of unamortized goodwill recorded on its balance sheet. The Company assesses the recoverability of goodwill regularly and believes the unamortized balance at December 31, 1996 is fully recoverable based upon several factors, including (i) the history of generating positive operating cash flows and operating income,
(ii) the Company's proven ability to react to changes in market needs, (iii) the long history of the Company and its leadership position in the industry and (iv) the computed buyout value of its station representation contracts.

     EBITDA for 1996 decreased $6.3 million, or 12.6%, to $44.0 million as compared to $50.4 million for 1995. This decrease was attributable primarily to lower operating revenues and higher cash expenses, including the start-up and operating costs associated with the new Sentry Radio division and Katz Millennium Marketing discussed above. Non-cash items in 1996 included the $1.5 million reversal of the provision for relocations relating to the Company's plan to reduce its headquarters facility requirements, versus a non-cash provision for relocations of $6.4 million in 1995.

     EBITDA for 1995 amounted to $50.4 million, an increase of $7.7 million, or approximately 18.0%, over the $42.7 million EBITDA for 1994. This increase was attributed primarily to the Company's cost reduction efforts resulting in an increase in the EBITDA margin from 23.1% for 1994 to 27.3% for 1995. Non-cash items in 1995 included $2.7 million of rent and other expenses, $1.5 million of compensation expense related to stock options and $6.4 million related primarily to the relocation of one of its expanding subsidiary operations.

     On December 19, 1996, the Company completed the refinancing of its outstanding indebtedness (the "Refinancing"), designed to increase the availability of funds for working capital purposes and enhance the Company's operating and financial flexibility. As part of the Refinancing, the Company consummated a private placement of $100.0 million of its 10 1/2% Senior Subordinated Notes due 2007 and entered into the New Credit Agreement providing for aggregate borrowings of up to $180.0 million. In connection with the New

Credit Agreement, the Old Credit Agreement, which provided for a revolving credit facility of up to $94.9 million, was terminated. The New Credit Agreement provides for term loans of $100.0 million and revolving loans of $80.0 million. The term loans are fully drawn. The New Credit Agreement contains certain restrictions and limitations, including limitations on the payment of cash dividends and similar restricted payments, other than a certain amount of dividend payments to be used to finance the possible repurchase by KMG of its common stock. The New Credit Agreement also requires the Company to maintain a certain ratio of EBITDA to fixed charges, a total interest charge ratio and a total debt to EBITDA ratio.

     In addition, as part of the Refinancing, the Company repurchased $97.7 million of the Company's $100.0 million original principal amount of 12 3/4% Senior Subordinated Notes due 2002 (the "Katz Notes"), of which $97.8 million aggregate principal amount was outstanding prior to the Refinancing. For a further description of the Refinancing, including the mandatory repayment schedule of the New Credit Agreement, as well as restrictive covenants and ratio requirements, etc., see Note 5 of Notes to the Consolidated Financial Statements.

     The Company's long-term debt increased from $179.5 million at December 31, 1995 to $217.6 million at December 31, 1996. At December 31, 1996 the Company had $22.5 million available to be drawn under the New Credit Agreement. The remaining $40.0 million will become available in the future subject to the achievement of certain financial ratios and compliance with certain other conditions.

     A substantial portion of the Company's cash flow from operations will be dedicated for the foreseeable future to the servicing of its indebtedness under the New Credit Agreement and the Notes, the payment of rent expenses and its other fixed charges, and payments in connection with acquisitions of station representation contracts. The degree to which the Company is leveraged could make it vulnerable to changes in general economic conditions, downturns in industry conditions or increases in prevailing interest rates. In addition, the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes may be limited.

Changes in Accounting Principles

     Effective January 1, 1996, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets." This statement requires a review of long-term tangible and intangible assets (such as goodwill) for impairment of recorded value and resulting write downs if value is impaired. The adoption of SFAS No. 121 did not have a significant effect on the Company's financial position or results of operations.

Effects of Inflation

     Inflation has not had a significant effect on Company operations. However, there can be no assurance that inflation will not have a material effect on the Company's operations in the future.

Statement Regarding Forward Looking Disclosure

     Certain sections of this report include "forward-looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the level of advertising on the Company's client stations, the ability of the Company to obtain new clients and retain existing clients, changes in ownership of client stations and client stations of the Company's competitors, other developments at clients of the Company, the ability of the Company to realize cost reductions from its cost containment efforts and developments from recent changes in the regulatory environment for its clients. All statements other than statements of historical facts included in this report, including, without limitation, the statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this report, including, without limitation, in conjunction with the forward-looking statements included in this report and under "Business." All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 8.   Financial Statements and Supplementary Data

     The Consolidated Financial Statements and supplementary information filed as part of this Item 8 are listed under Part IV, Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" and contained in this Form 10-K at page F-1.

     Selected  quarterly  financial data required under this item is included in
Note 14 of the Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information regarding Directors is incorporated by reference to the section entitled "Election of Directors - Information as to Directors" and "Nominees for Election" in KMG's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with KMG's 1997Annual Meeting of Stockholders (the "Proxy Statement"). Information regarding Executive Officers is set forth in Item 1 of Part I of this Report under the caption "Executive Officers."

Item 11.  Executive Compensation

     The information required by this item is incorporated by reference to the sections in the Proxy Statement entitled "Compensation of Directors" and "Compensation Committee Report on Executive Compensation," except that the Compensation Committee Report and Performance Graph are not so incorporated.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the sections in the Proxy Statement entitled "Security Ownership of Management and Certain Beneficial Owners."

Item 13.  Certain Relationships and Related Transactions

     The  information  required by this item is incorporated by reference to the section in the Proxy Statement entitled "Compensation Committee Interlocks and Insider Participation."


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following documents are filed as part of this report or incorporated by reference:

a(1) The consolidated financial statements of the Company are listed on the "Index to Financial Statements," on page F-1 to this report.

a(2) The consolidated financial statement schedules are listed on the "Index to Financial Statements," on page F-1 to this report.

a(3) Exhibits: The following is an index to the exhibits to this report. Exhibits not incorporated by reference to a prior filing are filed herewith.

  EXHIBIT
    NO.                                       TITLE
  -------                                     -----

*2.1      Agreement  and Plan of  Merger  dated as of July 8,  1994 by and among
          DLJMB  and  Related  Investors,   Merger  Co.,  the  Company  and  the
          stockholders listed on the signature pages thereof.

*2.2 Securities Purchase Agreement dated as of August 1, 1994 among the Company and the Buyers listed therein.

*3.1      Amended and Restated Certificate of Incorporation of the Company.

*3.2      Bylaws of the Company.

*4.3.1 Indenture among the Company, certain subsidiaries thereof and First Fidelity Bank, National Association, New Jersey, as Trustee, dated as of November 15, 1992, relating to the Katz Notes (including form of Katz Note).

*4.3.2    Supplemental Indenture No. 1 dated May 19, 1994.

*4.3.3    Supplemental Indenture No. 2 dated August 12, 1994.

++4.3.4   Supplemental Indenture No. 3 dated December 13, 1996.

++4.3.5   Supplemental Indenture No. 4 dated December 19, 1996.

+4.3.6 Indenture relating to the 10 1/2% Senior Subordinated Notes due 2007, dated as of December 19, 1996, among Katz Media Corporation, American Stock Transfer & Trust Company, as trustee, and Katz Communications, Inc., Katz Millennium Marketing Inc., Banner Radio Sales, Inc., Christal Radio Sales, Inc., Eastman Radio Sales, Inc., Seltel Inc., Katz Cable Corporation and The National Payroll Company, Inc., as initial guarantors.

+4.3.7 Registration Rights Agreement, dated as of December 19, 1996, among Katz Media Corporation, Donaldson, Lufkin & Jenrette Securities Corporation and Katz Communications, Inc., KatzMillennium Marketing Inc., Banner Radio Sales, Inc., Christal Radio Sales, Inc., Eastman Radio Sales, Inc., Seltel Inc., Katz Cable Corporation and The National Payroll Company, Inc.

*10.1.1 Second Amended and Restated Credit Agreement dated as of August 12, 1994 among the Company, KCC Funding, Inc., as lender, and KCC Funding, Inc., as agent.

*10.1.2 Assignment and Acceptance dated as of August 12, 1994 regarding the Second Amended and Restated Credit Agreement.

*10.1.3 Amended and Restated Credit Agreement dated as of September 9, 1994 among the Company, the lenders listed on the signature pages thereof, The First National Bank of Boston, as agent and The First National Bank of Boston and Credit Lyonnais, New York Branch, as Underwriting Agents.

*10.1.4   Credit Agreement Side Letter dated September 9, 1994.

**10.1.5  Modification No. 1 to Credit Agreement dated December 30, 1994.

**10.1.6  Modification No. 2 to Credit Agreement dated April 10, 1995.

**10.1.7  Modification No. 3 to Credit Agreement dated September 30, 1995.

**10.1.8  Modification No. 4 to Credit Agreement dated December 22, 1995.

**10.1.9  Modification No. 5 to Credit Agreement dated March 7, 1996.

***10.1.10 Modification No. 6 to Credit Agreement dated April 29, 1996.

***10.1.11 Modification No. 7 to Credit Agreement dated September 6, 1996.

*10.2.1 Employment Agreement dated as of January 1, 1994 between KCI, the Company and Thomas F. Olson.

*10.2.2 Amendment No. 1 to Employment Agreement dated as of August 12, 1994 between the Company and Thomas F. Olson.

*10.3.1 Employment Agreement dated as of January 1, 1994 between KCI, the Company and James L. Beloyianis.

*10.3.2 Amendment No. 1 to Employment Agreement dated as of August 12, 1994 between the Company and James L. Beloyianis.

*10.4.1 Employment Agreement dated as of January 1, 1994 between KCI, the Company and Stuart O. Olds.

*10.4.2 Amendment No. 1 to Employment Agreement dated as of August 12, 1994 between the Company and Stuart O. Olds.

*10.5 Employment Agreement dated as of August 12, 1994 among the Company, Seltel and L. Donald Robinson.

++10.6 Employment Agreement effective January 1, 1996 between the Company and Richard Vendig.

*10.7 Lease dated as of May 9, 1991 between the Company and Mak West 55th Street Associates for corporate headquarters in New York, as amended.

*10.9.1   Capital   Contribution   Agreement   By  and  Among   National   Cable
          Advertising,   L.P.,   Katz  Cable   Corporation  and  National  Cable
          Communications, L.P. dated as of January 1, 1995.

*10.9.2 First Amended and Restated Partnership Agreement of National Cable Communications, L.P. dated as of January 20, 1995.

+10.10 U.S. $180,000,000 Credit Agreement, dated as of December 19, 1996, among Katz Media Corporation, as borrower, the lenders party thereto, The First National Bank of Boston, as Administrative Agent, and DLJ Capital Funding, Inc., as Syndication Agent.

21.1      Subsidiaries of the Registrant.

27.1      Financial Data Schedule.


* Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 33-87406) of Katz Media Group, Inc.

** Incorporated by reference to the Annual Report on Form 10-K of Katz Media Group, Inc. for the year ended December 31, 1995.

*** Incorporated by reference to the Periodic Report on Form 8-K of Katz Media Group, Inc., dated September 6, 1996.

+ Incorporated by reference to the Periodic Report on Form 8-K of Katz Media Group, Inc., dated December 19, 1996.

++ Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-20619) of Katz Media Corporation.


(b)Reports on Form 8-K
KMG filed a Report on Form 8-K on December 19, 1996 reporting the completion of the Company's refinancing under Item 5.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 31, 1997.


                              Katz Media Corporation


                              /S/ RICHARD E. VENDIG
                              ---------------------
                              By:  Richard E. Vendig
                                   Senior Vice President
                                   Chief Financial & Administrative  Officer,
                                   Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


   NAME                  TITLE                              DATE
   ----                  -----                              ----
/s/ Thomas F. Olson
-------------------
Thomas F. Olson          President, Chief Executive Officer March 31,  1997
                         and Director
/s/ James E. Beloyianis
-----------------------
James E. Beloyianis      Vice President, Secretary and      March 31, 1997
                         Director

/s/ Richard E. Vendig
---------------------
Richard E. Vendig        Senior Vice President, Chief       March 31, 1997
                         Financial & Administrative Officer,
                         Treasurer (Principal Financial
                         and Accounting Officer)
/s/ Stuart O. Olds
--------------------
Stuart O. Olds           Vice President, Assistant          March 31, 1997
                         Secretary and Director

/s/ L. Donald Robinson
---------------------
L. Donald Robinson       Vice President                     March 31, 1997


/s/ Thompson Dean
--------------------
Thompson Dean            Chairman of the Board of Directors March 31, 1997

   NAME                  TITLE                              DATE
   ----                  -----                              ----
/s/ Michael Connelly
----------------------
Michael Connelly         Director                           March 31, 1997

/s/ Thomas J. Barry
----------------------
Thomas J. Barry          Director                           March 31, 1997


----------------------
Steven J. Gilbert        Director                           March 31, 1997

/s/ Bob Marbut
----------------------
Bob Marbut               Director                           March 31, 1997

/s/ David M. Wittels
----------------------
David M. Wittels         Director                           March 31, 1997

                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

Katz Media Corporation and Subsidiaries

    Report of Independent Accountants..................................    F-2

    Report of Independent Accountants..................................    F-3

    Consolidated Balance Sheets at December 31, 1996 and 1995..........    F-4

    Consolidated Statements of Operations for the years ended
    December 31, 1996 and 1995, the period August 12, 1994
    through December 31, 1994 and the period January 1,
    1994 through August 11, 1994*......................................    F-5

    Consolidated Statements of Cash Flows for the years ended
    December 31, 1996 and 1995, the period August 12, 1994
    through December 31, 1994 and the period January 1, 1994
    through August 11, 1994*...........................................    F-6

    Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1996 and 1995 and the period
    August 12, 1994 through December 31, 1994..........................    F-7

    Notes to Consolidated Financial Statements......................... F-8-F-32

    Schedule II........................................................    S-1


_____________________

* The financial statements for the period January 1, 1994 through August 11, 1994 are those of the Predecessor Company.

                           REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholder of Katz Media Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Katz Media Corporation and its subsidiaries, formerly Katz Capital Corporation (the "Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the two years ended December 31, 1996 and 1995 and the period August 12, 1994 through December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
New York, New York
March 4, 1997

                           REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholder of Katz Media Corporation

In our opinion, the consolidated financial statements of Katz Media Corporation and its subsidiaries (the "Predecessor Company") listed in the accompanying index present fairly, in all material respects, the results of their operations and their cash flows for the period January 1, 1994 through August 11, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Predecessor Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As further described in Note 1 to the financial statements, all of the outstanding common stock, options and warrants of the Predecessor Company were acquired by Katz Media Corporation, formerly Katz Capital Corporation, on August 12, 1994.


Price Waterhouse LLP
New York, New York
March 10, 1995



                               KATZ MEDIA CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                       (000's Omitted, Except Share and Per Share Information)


                                                                            December 31,
                                                                         -----------------
                                                                         1996         1995
                                                                         -----------------
Assets
Current assets:
   Cash and cash equivalents........................................$    3,027   $     228
   Accounts receivable, net of allowance for doubtful accounts of
     $1,300 in 1996 and 1995........................................    68,884      61,405
      Deferred costs on purchases of station representation contracts   21,428      13,096
      Prepaid expenses and other current assets ....................     1,293         869
                                                                      --------     -------
          Total current assets......................................    94,632      75,598
                                                                      --------     -------

Fixed assets, net...................................................    15,740      12,437
Deferred income taxes...............................................       --        1,857
Deferred costs on purchases of station representation contracts.....    74,399      39,602
Intangible assets, net..............................................   218,808     227,726
Other assets, net ..................................................    34,121      18,291
                                                                      --------     -------
          Total assets..............................................$  437,700   $ 375,511
                                                                      --------     -------
                                                                      --------     -------

Liabilities and Stockholders' Equity Current liabilities:
    Accounts payable and accrued liabilities........................$   45,447   $  37,101
    Deferred income on sales of station representation contracts....    14,548      10,700
     Income taxes payable...........................................     1,811       3,131
                                                                      --------     -------
          Total current liabilities.................................    61,806      50,932
                                                                      --------     -------

Deferred income on sales of station representation contracts........     4,787       3,589
Deferred income taxes payable.......................................     1,568         --
Long-term debt......................................................   217,622     179,530
Other liabilities,  principally deferred rent and representation
  contracts payable.................................................    47,207      34,770

Commitments and contingencies.......................................       --          --

                                               F-4(a)


                               KATZ MEDIA CORPORATION AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (000's Omitted, Except Share and Per Share Information)-(Continued)


Stockholders' equity
   Common stock, $.01 par  value, 1,000 shares authorized,
       issued and outstanding.......................................       --           --
   Paid-in-capital..................................................   128,785     128,675
   Carryover basis adjustment.......................................   (20,047)    (20,047)
   Accumulated deficit..............................................    (4,028)     (1,938)
                                                                      --------     -------

        Total stockholders' equity..................................   104,710     106,690
                                                                      --------     -------

        Total liabilities and stockholders' equity..................  $437,700   $ 375,511
                                                                      --------     -------
                                                                      --------     -------


      The accompanying notes are an integral part of these consolidated financial statements.

                                               F-4(b)

                               KATZ MEDIA CORPORATION AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (000's Omitted, Except Share and Per Share Information)-(Continued)


                                                                                 Predecessor
                                                     Company                       Company
                                      ----------------------------------------------------------
                                                                For The Period  For The Period
                                                                  August 12,       January 1,
                                       For The         For The       1994             1994
                                      Year Ended     Year Ended     Through         Through
                                     December 31,   December 31,  December 31,      August 11,
                                        1996            1995         1994             1994
                                     ------------   ------------  ------------      ----------
Operating revenues, net............... $  183,136    $  184,667   $    81,403    $  103,382
                                       ----------    ----------   -----------    ----------

Operating expenses:...................
Salaries and related costs............    102,920        99,477        42,730        64,866
Selling, general and administrative...     36,238        39,044        15,208        23,680
Depreciation and amortization.........      9,748        10,071         9,127        11,726
Provision for relocations.............       --           6,400         --            --
                                       ----------    ----------   -----------    ----------
     Total operating expenses.........    148,906       154,992        67,065       100,272
                                       ----------    ----------   -----------    ----------
     Operating income.................     34,230        29,675        14,338        3,110
                                       ----------    ----------   -----------    ----------
Other expense (income):...............
Interest expense......................     20,775        25,296        14,939        10,872
Interest (income).....................       (119)         (139)          (65)          (24)
                                       ----------    ----------   -----------    ----------
     Total other expense, net.........     20,656        25,157        14,874        10,848
                                       ----------    ----------   -----------    ----------
Income (loss) before income tax provision
    (benefit) and extraordinary item .     13,574         4,518          (536)       (7,738)
Income tax provision (benefit)........      8,986         4,448           671        (1,393)
                                       ----------    ----------   -----------    ----------

Income (loss) before extraordinary item     4,588            70        (1,207)       (6,345)
Extraordinary item - (loss) on early
    extinguishment of debt, net of taxes   (6,678)         (801)        --            --
                                       ----------    ----------   -----------    ----------
          Net (loss) .................    ($2,090)        ($731)      ($1,207)      ($6,345)
                                       ----------    ----------   -----------    ----------
                                       ----------    ----------   -----------    ----------


         The accompanying notes are an integral part of these consolidated financial statements.

                                                  F-5

                                    KATZ MEDIA CORPORATION AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (000's Omitted, Except Share and Per Share Information)-(Continued)


                                                                                                Predecessor
                                                                    Company                       Company
                                                  -----------------------------------------------------------
                                                                               For The Period  For The Period
                                                                                 August 12,       January 1,
                                                      For The         For The       1994             1994
                                                     Year Ended     Year Ended     Through         Through
                                                    December 31,   December 31,  December 31,      August 11,
                                                       1996            1995         1994             1994
                                                  ------------   ------------  ------------      ------------
Cash flows from operating activities:
  Net (loss) before adjustments...............         ($2,090)         ($731)     ($1,207)         ($6,345)
                                                      --------        -------     --------         --------
  Adjustments to reconcile net (loss) to net cash
    provided by (used in) operating activities:
     Extraordinary loss on early extinguishment
      of debt.................................          11,316          1,358          --               --
     Provision for relocations................          (1,500)         6,400          --               --
     Depreciation and amortization............           9,748         10,071        9,127           11,726
     Amortization of debt issuance costs......              22          1,960        3,668              456
     Deferred rent............................           1,453          2,555          548              859
     Non-cash compensation expense for stock
      options.................................             110          1,497          --               --
     Changes in assets and liabilities:
      (Increase) in accounts receivable.......          (5,090)        (1,047)      (5,823)          (5,331)
      (Increase) in other assets..............          (3,418)        (4,561)        (144)            (215)
      Increase  (decrease) in deferred taxes..           3,425           (389)         694           (1,710)
         (Decrease) increase in accounts payable
          and accrued liabilities.............          (2,237)        (1,672)       2,304              988
         (Decrease ) increase in income taxes
          payable.............................          (1,320)           932         (934)            (645)
         Other, net...........................          (1,793)        (1,309)         433             (167)
                                                      --------        -------     --------         --------
       Total adjustments......................          10,716         15,795        9,873            5,961
                                                      --------        -------     --------         --------
       Net cash provided by (used in)
        operating activities..................           8,626         15,064        8,666             (384)
                                                      --------        -------     --------         --------
Cash flows from investing activities:
     Capital expenditures.....................          (6,785)        (6,046)      (1,002)          (1,079)
     Payments received on sales of station
      representation contracts................          26,018         19,779        4,746            4,755
     Payments made on purchases of station

                                                    F-6(a)


                                    KATZ MEDIA CORPORATION AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (000's Omitted, Except Share and Per Share Information)-(Continued)



        representation contracts..............         (42,415)       (31,945)       (4,545)         (7,380)
     Investment in cable joint venture........             --         (10,753)         --               --
    Acquisition of business, net of $219
        cash acquired.........................             --            --        (116,193)            --
    Net cash  (used in) investing activities..         (23,182)       (28,965)     (116,994)         (3,704)
                                                      --------        -------     --------         --------
Cash flows from financing activities:
  Credit facilities borrowing.................          59,900         66,000        24,800         107,075
  Credit facilities repayments................        (139,900)       (64,000)      (23,800)       (101,575)
  Proceeds from Bridge Notes..................            --            4,000        70,000             --
  Repayment of Bridge Notes...................            --          (74,000)         --               --
  Restricted cash release (payment)..........             --            2,000        (2,000)            --
  Repurchase of notes.........................        (110,724)          (840)          (80)            --
  Loan to Parent..............................          (4,520)          --            --               --
  Purchase of treasury stock .................            --             --            --              (34)
  Proceeds from issuance of 10 1/2% Notes.....         100,000           --            --               --
  Proceeds from  New Credit Facility..........         117,500           --            --               --
  Proceeds from issuance of common stock......            --           79,138        48,040             --
  Proceeds from shareholder contribution......            --             --            --             3,000
  Purchase of warrants and options............            --             --            --            (2,300)
  Financing fees paid in connection with
   credit facilities and Bridge Notes.........          (4,901)          --          (6,801)         (1,869)
                                                      --------        -------     --------         --------
          Net cash provided by financing activities     17,355         12,298       110,159           4,297
                                                      --------        -------     --------         --------
Net increase (decrease) in cash and cash equivalents     2,799         (1,603)        1,831             209
Cash and cash equivalents, beginning of period             228          1,831          --                10
                                                      --------        -------     --------         --------
Cash and cash equivalents, end of period...... $         3,027     $      228   $     1,831       $     219
                                                      --------        -------     --------         --------
                                                      --------        -------     --------         --------

            The accompanying notes are an integral part of these consolidated financial statements.

                                                    F-6(b)

                                    KATZ MEDIA CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (000's Omitted, Except Share and Per Share Information)


                                         COMMON STOCK
                               ---------------------------------
                                                                      CARRYOVER
                                                         PAID IN        BASIS        ACCUMULATED
                              SHARES        AMOUNT       CAPITAL      ADJUSTMENT       DEFICIT      TOTAL
                              ------        ------       -------      ----------     -----------    -----

Initial issuance
of common stock
to Group
on August 12, 1994            1,000          $ --     $  48,040       ($20,047)                   $ 27,993

Net (loss)                      --             --           --             --         ($1,207)      (1,207)
                             ------         ------      -------        --------        -------     --------
Balance at
December 31, 1994             1,000            --        48,040        (20,047)        (1,207)      26,786

Capital Contribution
from Group                      --             --        80,635            --              --       80,635

Net (loss)                      --             --           --             --            (731)        (731)
                             ------         ------      -------        --------        -------     --------
Balance at
December 31, 1995             1,000            --       128,675        (20,047)        (1,938)     106,690

Capital Contribution
from Group                      --             --           110             --             --          110

Net (loss)                      --             --           --              --         (2,090)      (2,090)
                             ------         ------      -------        --------        -------     --------
Balance at
December 31, 1996             1,000            --      $128,785       ($20,047)       ($4,028)    $104,710
                             ------         ------      -------        --------        -------     --------
                             ------         ------      -------        --------        -------     --------

            The accompanying notes are an integral part of these consolidated financial statements.

                                                     F-7

                     KATZ MEDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (000's Omitted, Except Share and Per Share Information)


1. ORGANIZATION

     Katz Media Corporation, formerly Katz Capital Corporation (the "Company") is a wholly owned subsidiary of Katz Media Group, Inc. ("Group") and was organized to acquire (the "1994 Acquisition") all of the common stock of the company formerly known as Katz Media Corporation and its subsidiaries (the "Predecessor Company"). Group is controlled by DLJ Merchant Banking Partners, L.P. ("DLJMB"). The Company did not have any significant activity prior to the 1994 Acquisition. In connection with the refinancing of the Company's outstanding indebtedness, the Predecessor Company was merged with and into Katz Capital Corporation, with the surviving company renamed Katz Media Corporation. Group then transferred all of its ownership of the Company to Katz Media Services, Inc. ("Services") a wholly owned subsidiary of Group.

     On August 12, 1994, the Company acquired 100% of the common stock of the Predecessor Company, a company whose origins date back to 1888, for an aggregate net purchase price of approximately $97,600. The total cost of the 1994 Acquisition including severance paid pursuant to the merger agreement, non-competition payments to former shareholders and financing and other direct costs aggregated $121,300. The 1994 Acquisition was accounted for using the purchase method of accounting. The purchase price allocation required an adjustment for the continuing interest attributable to management's ownership interest in the Predecessor Company carried over in connection with the 1994 Acquisition. As a result, a charge to stockholders' equity of $20,047 was recorded which represents the difference between the fair value of the Company's assets and the related book value attributable to the interest of the continuing shareholders' investment in the Predecessor Company. The remaining purchase price has been allocated to assets and liabilities based upon estimates of their respective fair values as determined by management. The estimated fair value of assets and liabilities acquired was $122,300 and $220,900, respectively. The excess of the purchase price to be allocated over the estimated fair market value of the net assets acquired was approximately $199,900, which is hereby amortized on a straight- line basis over 40 years.

The following unaudited pro forma 1994 consolidated information for the Company has been prepared assuming the 1994 Acquisition had taken place on January 1, 1994:

      Operating revenues, net.............................    $184,785
      Operating Income....................................      16,543
      Interest expense....................................      32,349
      Net (loss)..........................................     (13,264)


     The pro forma information does not purport to be indicative of the results that would actually have been obtained if the 1994 Acquisition had occurred at the beginning of the period nor is it indicative of future results.

     On January 20, 1995, Katz Cable Corporation ("Katz Cable"), a newly formed wholly owned subsidiary of the Company, entered into a partnership agreement wherein Katz Cable became the general partner with a 50% partnership interest and Continental Cablevision Investments, Inc., Cox Cable NCC Inc., Time Warner Cable, a division of Time Warner Entertainment L.P. and Comcast Cable Communications, Inc. became limited partners. The business of the partnership is to provide media representation services to the cable television industry. In connection with the transaction, the Company, through Katz Cable, made a cash contribution to the partnership of $10,450, a contribution of certain operating assets having a fair value of $1,250, and agreed to conduct all cable television representation activities through the partnership.

                     KATZ MEDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (000's Omitted, Except Share and Per Share Information)-(Continued)


     On April 18, 1995, Group sold 5,500,000 shares of its newly issued common stock in an initial public offering at a price of $16 per share. Group contributed $78,280 of its net proceeds from the offering to the Company which was used to reduce debt incurred in connection with the 1994 Acquisition and reduce bank debt.

     In December 1996, the Company completed a refinancing (the "Refinancing"). As part of the Refinancing, the Company: (i) repurchased $97,800 aggregate principal amount of the 12 3/4% Senior Subordinated Notes due 2002 (the "Old Notes"), (ii) issued $100,000 of 10 1/2% Senior Subordinated Notes due 2007 (the "New Notes") and (iii) replaced its existing $94,875 revolving credit agreement (the "Old Credit Agreement") with a new credit agreement (the "New Credit Agreement") providing for loans of up to $180,000, subject to the achievement of certain financial ratios and compliance with certain other conditions.

     The Company is a full service media representation firm that sells national spot advertising time for its clients in the television, radio, interactive and cable industries. The Company's senior and subordinated credit arrangements limit the Company from making loans, advances, cash dividends and transferring assets to its parent. See Note 5.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries for the years ended December 31, 1996 and 1995 and for the period August 12, 1994 through December 31, 1994 and the Predecessor Company and its wholly owned subsidiaries for the period January 1, 1994 through August 11, 1994. All significant intercompany accounts and transactions have been eliminated.

     A vertical line has been used to separate the post-1994 Acquisition consolidated financial statements of the Company from the pre-1994 Acquisition consolidated financial statements of the Predecessor Company. The effects of the 1994 Acquisition and related financings resulted in a new basis of accounting reflecting the estimated fair values of assets and liabilities at that date. The financial statements of the Predecessor Company are presented at the Predecessor Company's historical cost. Information for the period January 1, 1994 through August 11, 1994 relates to the Predecessor Company.

     The 1994 results for the Company and the Predecessor Company include, on a consolidated basis, the accounts of the former cable operations which were contributed to the cable partnership mentioned above. As a result of the contribution of the cable operations to a joint venture in 1995, the Company's investment in such operation is accounted for using the equity method.



Consolidated Statement of Cash Flows
     For purposes of the consolidated statement of cash flows, all highly liquid investments with an original maturity of three months or less at the time of purchase are considered to be cash equivalents.

                     KATZ MEDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (000's Omitted, Except Share and Per Share Information)-(Continued)


Operating Revenues, Net

     Net operating revenues are derived from commissions on sales of advertising time for radio and television stations and cable television systems under representation contracts. Net operating revenues are generally recognized in the month the advertisement is broadcast.

     Station representation contracts generally may be terminated by either party upon written notice one year after receipt of such notice. In accordance with industry practice, in lieu of termination, an arrangement is normally made for the purchase of such contracts by a successor representation firm. The purchase price paid by the successor representation firm is based upon the historic commission income projected over the remaining contract period, including the evergreen notice period, plus two-months.

     Income resulting from the disposition of station representation contracts and costs of obtaining station representation contracts are deferred and amortized over the related period of benefit. Such net amortization (income) expense was ($4,524), ($5,936), $1,893 and $7,077 for the years ended December 31, 1996 and 1995, the period August 12, 1994 through December 31, 1994 and the period January 1, 1994 through August 11, 1994, respectively, and is included in the accompanying consolidated statement of operations as a component of depreciation and amortization.

Fixed Assets

     Furniture,   fixtures  and  leasehold  improvements  are  stated  at  cost.
Depreciation and amortization are provided on these assets on a straight-line basis over the estimated useful lives of the assets as follows:


                                                        Years
                                                        -----
Furniture, fixtures and equipment.......                4-10
Leasehold improvements.................. lesser of useful life or term of lease


Intangible Assets

     The excess purchase price paid over the estimated fair value of the net identifiable assets acquired ("goodwill") is amortized on a straight-line basis over 40 years. In arriving at a 40 year amortization period the Company considered factors including: its 109 year history, its leadership position in the industry and its history of generating operating income.

     Intangible assets acquired consist of representation contracts and covenants not to compete. Representation contracts were recorded at their estimated fair value as determined by an "excess earnings" approach and are being amortized on a straight-line basis over their estimated period of benefit of 15 years. Covenants not to compete are amortized on a straight-line basis over their estimated benefit periods of up to 4 years.

     Recoverability of goodwill and intangible assets is assessed regularly (at least annually) and impairments, if any, are recognized in operating results if a permanent diminution in value were to occur based upon an undiscounted cash flow analysis. The Company determined that no such impairment currently exists.

                     KATZ MEDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (000's Omitted, Except Share and Per Share Information)-(Continued)

The balances comprising intangible assets, are as follows:

                                             December 31,          December 31,
                                                 1996                 1995
                                             ------------          ------------
 Goodwill...............................       $196,272              $196,272
 Representation contracts...............         40,779                40,779
 Covenants not to compete...............           --                   6,874
                                               --------              --------
                                                237,051               243,925
 Less: accumulated amortization.........        (18,243)              (16,199)
                                               --------              --------
 Intangible assets, net.................       $218,808              $227,726
                                              --------              --------
                                              --------              --------

     The amount recorded for goodwill was reduced in 1995 for certain post acquisition purchase price adjustments. These adjustments related to the recognition of the fair value of certain assets contributed to the Cable Joint Venture (Note 1) and certain post acquisition tax adjustments to increase the net deferred tax asset recorded in connection with the 1994 Acquisition.

     Related amortization expense was approximately $8,900, $11,300 and $4,900 for the years ended December 31, 1996 and 1995, and the period August 12, 1994 through December 31, 1994, respectively. Amortization expense related to intangible assets of the Predecessor Company was approximately $2,200 for the period January 1, 1994 through August 11, 1994.

Debt Issuance Costs

     Debt issuance costs incurred in connection with the Company's New Credit Agreement and New Notes approximated $4,900 and are included in the accompanying consolidated balance sheet at December 31, 1996 in other assets. At December 31, 1995, no unamortized debt issuance costs existed (Note 5). Debt issuance costs are amortized over the terms of the related debt. Amortization of such costs (included in interest expense) were $22, $1,960, $3,668 and $456 for the years ended December 31, 1996 and 1995, the period August 12, 1994 through December 31, 1994 and the period January 1, 1994 through August 11, 1994.

Earnings Per Common Share

     Earnings per share information is not presented for the years ended December 31, 1996 and 1995, and the period August 12, 1994 through December 31, 1994 as the Company is a wholly owned subsidiary of Group. Per share amounts for the Predecessor Company have not been presented since management does not believe such information would be meaningful.

Accounting Changes

     During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which the Company adopted in 1996. Management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. The adoption of SFAS No. 121 did not have a significant effect on the Company's consolidated financial position or results of operations.

                     KATZ MEDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (000's Omitted, Except Share and Per Share Information)-(Continued)

Income taxes

     The Company computed the provision (benefit) for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes for financial reporting purposes. Deferred tax assets and liabilities are determined based on tax rates expected to be in effect when taxes will actually be paid or refunds received.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could subsequently differ from those estimates.

3.  FIXED ASSETS

     Fixed assets at December 31, 1996 and 1995 consist of the following:

                                                     1996               1995
                                                    ------             ------
  Furniture, fixtures and equipment..............  $18,703            $15,405
  Leasehold improvements.........................    1,977                360
                                                    ------             ------
                                                    20,680             15,765
  Less: accumulated depreciation and amortization   (4,940)            (3,328)
                                                    ------             ------
  Fixed assets, net..............................  $15,740            $12,437
                                                    ------             ------
                                                    ------             ------

4. CAPITAL STOCK

Common Stock

     In connection with the 1994 Acquisition, the Company issued 1,000 shares of common stock to Group for an initial capital contribution of $48,040, which was used to finance the purchase of 100% of the common stock of the Predecessor Company. See Note 1.

     In January 1995, Group contributed an additional $858 to the Company which formed part of the cash contribution that the Company made to the Cable Joint Venture. See Note 1.

     In connection with the initial public offering completed by the Company's parent, Group, $78,280 was contributed to the Company. Of this amount, $74,000 was used to repay the Bridge Notes issued in connection with the 1994 Acquisition (see Note 5), with the remaining amount being used to reduce the Company's bank debt.

Stock Options

     On January 3, 1995, Group granted 661,794 performance vesting options to various employees of the Company. All options granted have an exercise price of $6.00 per share. The Company must exceed certain performance measures over the next five years in order for the performance options to become exercisable. Compensation expense resulting from performance options is computed based on the difference between the exercise price and the fair market value at the date the performance measure has been met and is recognized in the period when the option vests. No shares became exercisable pursuant to the performance vesting formula in 1996 and 129,008 shares became exercisable pursuant to the performance vesting formula in 1995. Accordingly, no compensation expense was recognized in 1996 and compensation expense totaling $1,497 was recognized in 1995 and is reflected as a capital contribution from Group.

                     KATZ MEDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (000's Omitted, Except Share and Per Share Information)-(Continued)

     In January 1996, Group awarded 18,750 shares of restricted stock to certain key executives of the Company. The market price of Group's common stock on the date of grant was $17 5/8. The restrictions on such shares lapse ratably, over a three year period. As such restrictions lapse, compensation expense will be recognized representing the fair market value of Group's common stock on the date of grant and will be reflected as a capital contribution from Group. During 1996, $110 of compensation expense was recognized and is reflected as a capital contribution from Group.

5.   LONG-TERM DEBT

     The composition of long-term debt at December 31, 1996 and 1995 is as follows:

                                                      1996              1995
                                                     ------            ------
 10 1/2 % Senior Subordinated Notes due 2007..     $100,000            $  --
 New Credit Agreement.........................      117,500               --
 Old Credit Agreement.........................         --               80,000
 12 3/4 % Senior Subordinated Notes due 2002..          122             99,530
                                                     ------            -------
                                                   $217,622           $179,530
                                                     ------            -------
                                                     ------            -------

     In December 1996 the Company consummated the Refinancing. As a part thereof, the Company (i) entered into the New Credit Agreement with an affiliate of DLJMB acting as arranger and syndication agent, (ii) issued the New Notes,
(iii)  repurchased  $97,700  aggregate  principal  amount  of the Old  Notes for
$109,900 including approximately $11,300 of premium, consent fees and transaction costs and (iv) repaid the outstanding balances aggregating $94,500 and terminated the Old Credit Agreement.

     Under the terms of the New Credit Agreement, certain lenders provide the Company with a secured revolving credit line and term loan facility of up to $180,000, consisting of Tranche A term loans of up to $60,000, Tranche B term loans of up to $40,000 and revolving loans of up to $80,000. Interest rates on the loans are determined from time to time based on the Company's choice of formulas, plus a margin. The amount of the margin varies depending on the Company's ratio of total debt to earnings before interest, taxes, depreciation, amortization and certain other non-cash charges, as defined ("EBITDA"). Interest rates on the Tranche B term loans initially carry a higher margin than the Tranche A and revolving credit loans. At December 31, 1996, the weighted average interest rates for the Tranche A, Tranche B and revolving credit loans were 7.6 %, 7.9%, and 7.6 %, respectively. Under the New Credit Agreement, the Company must pay a variable quarterly commitment fee dependent on a leverage ratio, as defined, currently 3/8% per annum on its average daily unused amount. The New Credit Agreement is secured by (i) all of the stock of the Company's domestic subsidiaries and 65% of the stock of the Company's foreign subsidiaries, (ii) substantially all of the assets of the subsidiaries of the Company and (iii) all of the stock of the Company held by Services. In addition, Services, the Company and all of the Company's domestic subsidiaries have guaranteed payment of all borrowings under the New Credit Agreement.

     At December 31, 1996, amounts outstanding under the Tranche A, Tranche B and revolving credit loans were $60 million, $40 million, and $17.5 million, respectively. Under the New Credit Agreement, the Company is required to make principal payments commencing in 1997 through December, 2004. Under the New Credit Agreement, mandatory reductions in the committed amounts are $400 in 1997, $400 in 1998, $6,400 in 1999, $8,150 in 2000, $15,025 in 2001, $22,775 in
2002, $32,350 in 2003 and $32,000 on the final maturity of the New Credit Agreement in 2004. As the Company should have sufficient availability under the New Credit Agreement, the 1997 mandatory reduction amount ($400) is classified as long term debt. Drawings under the New Credit Agreement are limited based on the requirement to maintain a total debt to EBITDA ratio of not more than 5.5 to
1. At December 31, 1996, an aggregate of $62,500 was available for additional borrowing under the New Credit Agreement of which approximately $22,500 was immediately available with the remaining $40,000 becoming available in the future subject to the achievement of certain financial ratios and compliance with certain other conditions. The New Credit Agreement contains certain restrictions and limitations, including limitations on the payment of cash

                     KATZ MEDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (000's Omitted, Except Share and Per Share Information)-(Continued)

dividends and similar restricted payments, other than a certain amount of payments to be used to finance possible repurchases by Group of its common stock. In addition, the New Credit Agreement also requires the Company to maintain ratios related to interest, debt outstanding and restricted payments (as defined).

     The New Notes issued as part of the Refinancing are $100,000 face value 10 1/2% Senior Subordinated Notes due January 15, 2007 and are unsecured obligations of the Company. Payment of principal and interest is guaranteed by all present and future domestic subsidiaries of the Company and the New Notes are subordinate to the obligations under the New Credit Agreement. Interest on the New Notes is payable semiannually. The New Notes are governed by an indenture which provides for, among other things, certain covenants including limitations on the Company's ability to incur additional debt, make restricted investments and pay dividends, other than a certain amount of payments to be used to finance the possible repurchase by Group of its common stock.

     The New Notes are redeemable at the option of the Company after January 15, 2002, at a redemption price equal to specified percentages of the principal amount thereof (ranging from approximately 105% in 2002 declining to 100% in 2006) plus accrued interest and liquidated damages (as defined). At anytime prior to January 15, 2000, the Company may redeem up to 35% in aggregate principal amount of the Notes with the proceeds of an offering of equity or other securities of the Company, Services or Group at a redemption price of approximately 110%, provided that at least 65% of the original aggregate principal amount remains outstanding immediately after such redemption. Upon the occurrence of a change in control, as defined, the holders of the New Notes have the right to require the Company to repurchase all or any part of such holders New Notes at a price of 101% plus accrued interest.

     The Old Notes are unsecured obligations of the Company that are guaranteed by all the subsidiaries of the Company. The Old Notes are subordinated in right of payment to the New Notes and New Credit Agreement. The Old Notes bear interest at the rate of 12 3/4 % per annum, payable semiannually. The Old Notes are redeemable at the option of the Company after November 15, 1997, at a redemption price equal to specified percentages of the principal amount thereof (ranging from approximately 106% in 1997 declining to 100% in 2000) plus accrued interest. In connection with the Refinancing, the Company amended the indenture covering the Old Notes which eliminated certain restrictions on the ability of the Company to incur additional debt, pay dividends or make other restricted payments or investments. In connection with the repurchase of $97,700 principal amount of Old Notes as part of the December 1996 Refinancing, the Company recorded an extraordinary charge of $6,678, net of a related tax benefit of $4,646.

                                      F-14(a)

                     KATZ MEDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (000's Omitted, Except Share and Per Share Information)-(Continued)


     Scheduled maturities of long-term debt maturing over the next five years are as follows:

 Year Ended December 31,
 -----------------------
 1997.............................................................$       400
 1998.............................................................        400
 1999.............................................................      6,400
 2000.............................................................      8,150
 2001.............................................................     15,025
 Thereafter.......................................................    187,247
                                                                      -------
                                                                     $217,622
                                                                      -------
                                                                      -------

     In connection with the 1994 Acquisition, the Company entered into the Old Credit Agreement with an affiliate of DLJMB. On September 9, 1994 this facility was amended with unaffiliated banks. In December 1995 the Old Credit Agreement was amended to provide for quarterly mandatory reductions in the committment amount of funds available beginning January 1, 1998 rather than currently (see below). In addition, certain other terms were modified, including interest rates. Such amendments constituted a significant modification of the Old Credit Agreement. Accordingly, the Company wrote off as an extraordinary charge deferred financing costs aggregating $800 net of an income tax benefit of $600, at an effective tax rate of 41%. Borrowings under the Old Credit Agreement bear interest at different rates. The rates varied based on the Company's ratio of debt to EBITDA (as defined). The weighted average interest rate at December 31, 1995 was 7.6%. The Old Credit Agreement was fully repaid from the proceeds of the Refinancing.

                                    F-14(b)

                     KATZ MEDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (000's Omitted, Except Share and Per Share Information)-(Continued)


6.  EMPLOYEE BENEFIT PLANS

Savings and Profit Sharing Plan

     The Company has two defined contribution retirement plans, The Katz Media Corporation Savings and Profit Sharing Plan and the Seltel, Inc. Profit Sharing Plan. Both plans are profit sharing plans under Section 401(a) of the Internal Revenue Code of 1986 (the "Code") that include a "cash or deferred arrangement" under Section 401(k) of the Code and together cover substantially all employees of the Company with greater than six months of service. Both plans provide for the Company to match a percentage of a participant's contribution up to a stated maximum percentage of an employee's salary. Amounts charged to operating expenses approximated $900, $800, $500 and $500 for both plans for the years ended December 31, 1996 and 1995, the period August 12, 1994 through December 31, 1994 and the period January 1, 1994 through August 11, 1994, respectively.

Other Postretirement Benefits

     The Company provides for certain medical, dental and life insurance benefits for employees who retire beginning at age 55 with a minimum of 15 years of service and for employees who retire at age 65 with a minimum of 10 years of service.

     Summary information on the plans providing postretirement benefits other than pensions at December 31, 1996 and 1995 is as follows:

                                                          1996        1995
                                                         ------      ------
Accumulated postretirement benefit obligations ("APBO"):
 Retirees............................................... $2,645      $2,319
 Fully eligible, active plan participants...............    406         392
 Other active plan participants.........................    787         911
                                                         ------      ------
        Total...........................................  3,838       3,622
 Unrecognized actuarial (loss)..........................   (297)       (171)
                                                         ------      ------
 Accumulated postretirement benefit obligation.......... $3,541      $3,451
                                                         ------      ------
                                                         ------      ------

     As of December 31, 1996 and 1995, the Company and its subsidiaries have not funded any portion of the accumulated postretirement benefit obligation.

                     KATZ MEDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (000's Omitted, Except Share and Per Share Information)-(Continued)


     Net periodic postretirement benefit cost includes the following components:


                                                                     Period         Period
                                                                    August 12,     January 1,
                                                                       1994           1994
                                      Year Ended      Year Ended      Through       Through
                                     December 31,    December 31,  December 31,    August 11,
                                         1996            1995          1994           1994
                                     ------------    ------------  ------------    ----------
Service cost........................  $     64         $    44      $    26         $  36
Interest cost on APBO ..............       276             237          100           145
Amortization of net gain............       --              (81)          --           --
                                      --------         --------     -------         -----
Net periodic postretirement benefit
 cost...............................  $    340         $   200      $   126         $ 181
                                      --------         --------     -------         -----
                                      --------         --------     -------         -----


     The APBO was determined using an assumed discount rate of 7.50% and 7.25% at December 31, 1996 and 1995, respectively. The assumed health care cost trend rate for medical benefits used in measuring the accumulated postretirement benefit obligation was 7.5% in 1996 declining ratably to an ultimate rate of 4.5% in 2005.

     If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1996 would increase by approximately 18%. The effect of this change on the aggregate of service and interest cost in 1996 would be an increase of approximately 19%.

7.  INCOME TAXES

     The Company has been included in consolidated federal, state and local income tax returns filed by Group. No tax sharing agreement or accounting policy exists for the allocation of tax expense between the Company and Group, and no intercompany payments have been made between the companies with regard to income taxes. The tax provision for the years ended December 31, 1996 and 1995 and the period August 12, 1994 through December 31, 1994 and the current and deferred tax balances at December 31, 1996 and 1995 reflected in the accompanying consolidated financial statements have been computed as though the Company filed its income tax returns separately from Group.

     Income (loss) before income tax provision (benefit) and extraordinary item is attributable to the following jurisdictions:

                                    F-16(a)



                     KATZ MEDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (000's Omitted, Except Share and Per Share Information)-(Continued)

                                                                Period             Period
                                                            August 12, 1994   January 1, 1994
                       Year Ended          Year Ended           Through           Through
                    December 31, 1996   December 31, 1995  December 31, 1994  August 11, 1994
                    -----------------   -----------------  -----------------  ---------------

Domestic..........        $14,374           $4,932             ($232)            ($7,714)
Foreign...........           (800)            (414)             (304)                (24)
                          --------          -------            ------            --------
   Total..........        $13,574           $4,518             ($536)            ($7,738)
                          --------          -------            ------            --------
                          --------          -------            ------            --------

                                    F-16(b)

                               KATZ MEDIA CORPORATION AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (000's Omitted, Except Share and Per Share Information)-(Continued)


     Components of the provision (benefit) for income taxes are as follows:

                                                                Period             Period
                                                            August 12, 1994   January 1, 1994
                       Year Ended          Year Ended           Through           Through
                    December 31, 1996   December 31, 1995  December 31, 1994  August 11, 1994
                    -----------------   -----------------  -----------------  ---------------
Current:  Federal         $3,497            $1,242
          State            1,969             1,050                              $   317

Deferred: Federal          2,769             1,893               $569            (1,480)
          State              751               263                102              (230)
                          ------            ------               ----           --------
   Total Provision        $8,986            $4,448               $671           ($1,393)
                          ------            ------               ----           --------
                          ------            ------               ----           --------

     A reconciliation of the U.S. federal statutory tax rate to the effective tax rate on the income (loss) before income tax provision (benefit) and extraordinary item is as follows:


                                                              Period              Period
                            Year Ended     Year Ended     August 12, 1994    January 1, 1994
                               1996           1995       December 31, 1994   August 11, 1994
                            ----------     ----------    -----------------   ---------------
U.S. statutory tax rate          35.0%       35.0%            (35.0)%             (35.0)%
State and local taxes, net of
  federal income tax benefit     10.3        11.3              (5.0)               (3.9)
Non deductible goodwill...       14.8        41.6             174.4                 6.2
Foreign operations.......         2.4         3.2              23.1                  --
SFAS 109 valuation
  allowance...............       --           --              (43.1)                7.4
Other....................         3.7         7.4              10.8                 7.3
   Total................         66.2%       98.5%            125.2%              (18.0)%



     As of December 31, 1996 and December 31, 1995, the Company had total deferred tax assets of approximately $12,000 and $14,900, respectively, and total deferred tax liabilities of approximately $11,100 and $10,600, respectively. Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years to utilize the recorded asset. A portion of the 1996 and 1995 deferred tax asset was reduced by a valuation allowance of approximately $2,500, representing the amount of deferred tax assets which are not expected to be realized. Future reductions to the valuation allowance will effect the purchase price allocation in the accompanying consolidated balance sheets rather than results of operations.

                     KATZ MEDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (000's Omitted, Except Share and Per Share Information)-(Continued)

     The following is a summary of the components of the deferred tax accounts in accordance with SFAS No. 109:



                                                                         1996         1995
                                                                         ----         ----

    Current deferred tax assets:
        Differences between book and tax recognition of revenue.....    $  508       $  988
        Purchased representation contract basis differences.........       678          --
        Other differences between tax and financial statement values       672          656
                                                                        ------       ------
        Gross current deferred tax asset............................     1,858        1,644
                                                                        ------       ------
    Noncurrent deferred tax assets:
        Differences between book and tax recognition of revenue.....       160          331
        Provision for relocations...................................       698        2,351
        Net operating loss and tax credit carryovers..............       6,597        6,005
        Amortization and depreciation...............................     2,369        2,690
        Other differences between tax and financial statement values       331        1,912
                                                                        ------       ------
        Gross noncurrent deferred tax asset ........................    10,155       13,289
                                                                        ------       ------
        Total gross deferred tax asset..............................    12,013       14,933
    Current deferred tax liabilility:
        Purchased representation contract basis differences.........       --        (2,634)
                                                                        ------       ------
    Noncurrent deferred tax liabilities:
        Purchased representation contract basis differences.........   (11,084)      (7,945)
                                                                        ------       ------
        Total gross deferred tax liabilities........................   (11,084)     (10,579)
                                                                        ------       ------
        Valuation allowance.........................................    (2,497)      (2,497)
                                                                        ------       ------
           Net deferred tax (liability) asset.......................   ($1,568)   $   1,857
                                                                        ------       ------
                                                                        ------       ------

     At December 31, 1996, the Company has a net operating loss carryover of approximately $14,900 which will expire beginning in 1997 through the year 2011. Approximately $11,600 of the net operating loss carryover is subject to limitations under tax rules governing changes of ownership, for which a partial valuation allowance for the related deferred tax asset has been established.

                                    F-18(a)

8. COMMITMENTS AND CONTINGENCIES

     The Company is committed under operating leases principally for office space, which expire at various dates through 2012. At December 31, 1996, rental commitments under such operating leases for each year in the five-year period ended December 31, 2001 approximate $16,200, $17,000, $17,200, $16,500 and
$15,900, respectively. Rental commitments beginning after January 1, 2002 total approximately $147,000.

     Rent expense under operating leases was approximately $15,400, $15,700, $6,100 and $9,400 for the years ended December 31, 1996 and 1995, the period August 12, 1994 through December 31, 1994 and the period January 1, 1994 through August 11, 1994.

     The Company has recorded deferred rent which consists of rent concessions and future rent escalations recognized on a straight-line basis over the lives of the respective leases and fair market adjustments in connection with acquisitions. Deferred rent of approximately $12,400 and $11,000 as of December 31, 1996 and 1995, respectively, is included in other liabilities in the accompanying consolidated balance sheets.

     The Company also has entered into employment agreements with several members of its senior management.

  During the fourth quarter of 1995, the Company recorded a non-cash charge of approximately $6,400 related primarily to the relocation of one of its expanding subsidiary operations. The Company believes that such relocation will permit its subsidiary to continue to expand in the most effective manner. In addition, as a

                                     F-18(b)

                     KATZ MEDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (000's Omitted, Except Share and Per Share Information)-(Continued)

result of outsourcing its mainframe computer operation, the Company anticipated reducing its existing headquarter facility requirements. The provision for relocations also includes an estimate of costs related thereto.

     In the third quarter of 1996, the Company reevaluated the economic feasibility of its plan to sublet a portion of its headquarter facilities. Upon reevaluation, the Company has determined that such a program is not economically feasible due to a change in market conditions, and accordingly has reversed the related accrual of approximately $1,500 which has been classified in selling, general and administrative expense in the accompanying statement of operations for the year ended December 31, 1996.

     The Company is involved in various legal actions arising in the normal course of business. Ultimate liability with respect to all contingencies is not presently determinable but will not, in the opinion of management, have a material adverse effect on the business or financial condition of the Company.

9. RELATED PARTY TRANSACTIONS

     In connection with the 1994 Acquisition, the Company paid financing and commitment fees totalling approximately $6,400 to the DLJ Bridge Fund, an affiliate of DLJMB. Additionally, Donaldson Lufkin & Jenrette Securities Corporation ("DLJSC"), also an affiliate of DLJMB, acted as financial advisor to the Company in connection with the structuring of the 1994 Acquisition and received aggregate fees of $3,000 for such services. DLJSC also acted as co-underwriter for the Company's initial public offering of its Common Stock and received aggregate fees of approximately $2,600 for such services. In connection with the 1994 Acquisition, the Company retained DLJSC as its exclusive investment banker for a period of five years from the date of the 1994 Acquisition for a fee of $200 per annum. Interest payments of approximately $4,600 and $2,300 were paid to the DLJ Bridge Fund for the year ended December 31, 1995 and the period August 12, 1994 through December 31, 1994, respectively.


     In connection with the Refinancing, the Company paid financing fees of $2,800 to DLJSC relating to the repurchase of the Old Notes and the issuance of the New Notes. Additional financing fees of $1,500 were paid to DLJ Capital Funding, Inc. and DLJSC relating to the New Credit Agreement.

     A director of the Company is also a director of Argyle Television Inc. and was a director of Argyle Television Operations Inc., clients of KMC. KMC generated approximately $1,400, $1,500, $1,400 and $1,800 in revenues for the years ended December 31, 1996 and 1995, the period August 12, 1994 through December 31, 1994 and the period January 1, 1994 through August 11, 1994, respectively, from these clients.

     In September 1996, the Company sold a representation contract for a single station to Services. The purchase price of $4,900 paid by Services represents the historic commission income projected over the remaining contract period plus two months. The Company recognized a gain of $3,600 on this contract, consisting of the $4,900 purchase price less the $1,300 carrying value of the contract, which is included as a component of depreciation and amortization in the accompanying consolidated statement of operations. The Company provided representation services for this contract in exchange for a fee equal to 76.8% of commissions received. For the year ended December 31, 1996, the Company received fees of $79, which are reflected as revenues. In connection with the Refinancing, the Company repurchased this contract from Services for a purchase price of $1,300.

                     KATZ MEDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (000's Omitted, Except Share and Per Share Information)-(Continued)

     In April 1996, the Company sold $2,100 of trade receivables to Group. No gain or loss was recognized on this sale. At December 31, 1996 all amounts were collected by the Company and remitted to Group. Also as part of the Refinancing, the Company provided for a loan to Group aggregating approximately $4,500. This loan receivable bears interest at 6.6% per annum and is included in other non-current assets in the accompanying balance sheet. Included in accounts receivable and other assets is approximately $500 and $1,300 as of December 31, 1996 and 1995, respectively, due from NCC representing working capital advances.

10.  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has entered into an interest rate cap agreement to reduce the potential impact of increases in interest rates on its floating rate New Credit Agreement through December 1997. The Company has not entered into this agreement for trading purposes. The agreement entitles the Company to receive from the counterparty on a quarterly basis the amounts, if any, by which the Company's interest payments on the protected principal of its three month LIBOR borrowing under the Credit Facility exceed 8.5%. The protected principal is decreased on a quarterly basis from $22,000 on the effective date of the agreement to $10,900 on the termination date. Amounts receivable under the cap agreement will be recorded as a reduction of interest expense. The Company is exposed to potential credit losses in the event of nonperformance by the counterparty, but has no off-balance sheet credit risk of accounting loss.

11.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     Management believes that, except for the New Notes and Old Notes, the fair value of financial instruments of the Company approximates the respective book values. The fair value of the New Notes, based upon quoted market prices, was approximately $102,500 at December 31, 1996 and the fair value of the Old Notes, based upon quoted market prices, was approximately $134 and $105,500 at December 31, 1996 and 1995, respectively.

12.   SUPPLEMENTAL INFORMATION

     The following amounts at December 31, 1996 and 1995, respectively, are included under the accounts receivable caption in the accompanying consolidated balance sheet:


                                                                         1996        1995
                                                                       -------     -------


        Accounts receivable, trade...............................      $54,231     $49,370
        Representation contracts receivable....................         14,653      12,035
                                                                       -------     -------
                                                                       $68,884     $61,405
                                                                       -------     -------
                                                                       -------     -------

  The following amounts at December 31, 1996 and 1995, respectively, are included under the accounts payable and accrued liabilities caption in the accompanying consolidated balance sheet:

                                    F-20(a)


                                                                         1996         1995
                                                                       --------     --------
        Representation contracts payable......................         $20,152     $12,429
        Accrued incentive commissions.........................           4,099       3,875
        Accrued interest......................................             658       2,270
        Accounts payable......................................          12,096      11,150
        Other      ...........................................           8,442       7,377
                                                                       --------     --------
           Total   ...........................................         $45,447     $37,101
                                                                       --------     --------
                                                                       --------     --------

     The provision for bad debts was approximately $1,600, $700, $600 and $1,000 for the years ended December 31, 1996 and 1995, the period August 12, 1994 through December 31, 1994 and the period January 1, 1994 through August 11, 1994, respectively.

                                     F-20(b)

                     KATZ MEDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (000's Omitted, Except Share and Per Share Information)-(Continued)


     Supplemental cash flow information is as follows:

                                                                 Period             Period
                                                             August 12, 1994   January 1, 1994
                        Year Ended         Year Ended            Through           Through
                     December 31, 1996  December 31, 1995   December 31, 1994  August 11, 1994
                     -----------------  -----------------   -----------------  ---------------

Cash Payments
        Interest......    $22,078            $23,771           $9,019             $9,482
        Income taxes-net
           of refunds     $ 2,290            $   105           $  764             $  962


13.  QUARTERLY FINANCIAL DATA (Unaudited)

     Unaudited summarized financial data by quarter for 1996 and 1995 is as follows (in thousands, except per share data):


                                                          Quarter Ended
                                -----------------------------------------------------------
    1996                         December 31         September 30       June 30    March 31
    ----                         -----------         ------------       -------    --------

    Operating revenues, net        $53,210             $43,529         $48,115     $38,282
    Operating income                12,013              11,079 (1)       9,490       1,648
    Income (loss) before
     extraordinary item              1,914               2,314           1,585      (1,225)
    Net (loss) income               (4,764) (2)          2,314           1,585      (1,225)


                                                          Quarter Ended
                                ----------------------------------------------------------
    1995                         December 31         September 30       June 30    March 31
    ----                         -----------         ------------       -------    --------
    Operating revenues, net        $51,623             $43,611         $50,324     $39,109
    Operating income                10,504  (3)          7,187          10,904       1,080
    Income (loss) before
     extraordinary item                271                 541             775      (1,517)
    Net income (loss)                 (530) (4)            541             775      (1,517)



(1) Includes the $1,500 reversal of relocation costs accrued in 1995 related to the Company's plan to reduce headquarters facility requirements as the Company has determined that such plan is no longer economically feasible. See Note 8.

(2) In the fourth quarter of 1996, the company refinanced its debt, which resulted in the recognition of an extraordinary loss of $6,679, net of income tax benefit of $4,640. See Note 5.

(3) The fourth quarter of 1995 includes a non-cash charge of $6,400 related primarily to the relocation of one of its expanding subsidiary operations and costs associated with reducing headquarters facility requirements. See
     Note 8.

(4) In the fourth quarter of 1995, the company significantly modified the Old Credit Agreement, which resulted in the recognition of an extraordinary loss of $800, net of income tax benefit of $600. See Note 5.

                     KATZ MEDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (000's Omitted, Except Share and Per Share Information)-(Continued)


14. Condensed Consolidating Financial Statements

     The following condensed consolidating financial statements for the years ended December 31, 1996 and 1995 and the period August 12, 1994 through December 31, 1994 present the financial position, the results of operations and cash flows for the Company (carrying any investments in guarantor and non-guarantor subsidiaries under the equity method), guarantor subsidiaries of the Company and non-guarantor subsidiaries of the Company, and the eliminations necessary to arrive at the information for the Company on a consolidated basis. Condensed financial statements for the period January 1, 1994 through August 11, 1994 present the results of operations and cash flows for the Predecessor Company (carrying any investments in guarantor and non-guarantor subsidiaries under the equity method), guarantor subsidiaries of the Predecessor Company and non-guarantor subsidiaries of the Predecessor Company, and the eliminations necessary to arrive at the information for the Predecessor Company on a consolidated basis.

                        KATZ MEDIA CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (In Thousands, Except Share Information)--(Continued)


                                                               December 31, 1996
                                             ------------------------------------------------------
                                                                                             The
                                                The                 Non-                  Company
                                             Company Guarantors Guarantors Eliminations Consolidated
                                             ------- ---------- ---------- ------------ ------------
                     Assets

Current Assets:
 Cash and cash equivalents.............   $    --  $  3,027      $   --  $      --   $   3,027
 Accounts receivable, net..............        --    67,859       1,025         --      68,884
 Deferred costs on purchases of station
 representation contracts..............        --    21,428          --         --      21,428
 Prepaid expenses and other current assets.    --     1,293          --         --       1,293
                                          -------  --------      ------  ---------   ---------
   Total current assets................        --    93,607       1,025         --      94,632
                                          -------  --------      ------  ---------   ---------
Fixed assets, net......................        --    15,412         328         --      15,740
Deferred income taxes..................        --        --          --         --          --
Deferred costs on purchases of station
 representation contracts..............        --    74,399          --         --      74,399
Equity investment in affiliates........   131,851        --          --  (131,851)          --
Due from affiliate.....................   168,356        --          --  (168,356)          --
Intangible assets, net.................        --   218,370         438         --     218,808
Other assets, net......................    22,783    11,180         158         --      34,121
                                          -------  --------      ------  ---------   ---------
   Total assets........................  $322,990  $412,968     $ 1,949 $(300,207)    $437,700
                                          -------  --------      ------  ---------   ---------
                                          -------  --------      ------  ---------   ---------

   Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable and accrued liabilities.$   658  $42,935      $ 1,854 $     --      $ 45,447
 Deferred income on sales of station
  representation contracts.............        --   14,548           --       --        14,548
 Income taxes payable..................        --    1,811           --       --         1,811
                                          -------  --------      ------  ---------   ---------
   Total current liabilities...........       658   59,294        1,854       --        61,806
                                          -------  --------      ------  ---------   ---------
Deferred income on sales of station
 representation contracts..............        --    4,787           --       --         4,787
Deferred income taxes payable..........        --    1,568           --       --         1,568
Long-term debt.........................   217,622       --           --       --       217,622
Due to affiliate.......................        --  168,356           -- (168,356)           --
Other liabilities......................        --   46,650          557       --        47,207
Stockholders' equity:..................
 Common stock..........................        --       --            1       (1)           --
 Paid-in-capital.......................   128,785   96,610          989  (97,599)      128,785
 Carryover basis adjustment............   (20,047)      --           --       --       (20,047)
 (Accumulated deficit) retained earnings . (4,028)   35,703      (1,452) (34,251)       (4,028)
                                          -------  --------      ------  ---------   ---------
   Total stockholders' equity..........   104,710   132,313        (462)(131,851)      104,710
                                          -------  --------      ------  ---------   ---------
   Total liabilities and stockholders'
     equity............................  $322,990  $412,968    $  1,949$(300,207)     $437,700
                                          -------  --------      ------  ---------   ---------

                                                  F-23



                                 KATZ MEDIA CORPORATION AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In Thousands, Except Share Information)--(Continued)



                                                               December 31, 1995
                                             ------------------------------------------------------
                                                                                             The
                                                The                 Non-                  Company
                                             Company Guarantors Guarantors Eliminations Consolidated
                                             ------- ---------- ---------- ------------ ------------
              Assets
Current Assets:
 Cash and cash equivalents.............   $      --  $     187  $     41  $      --       $    228
 Accounts receivable, net..............          --     59,601     1,804         --         61,405
 Deferred costs on purchases of station
   representation contracts............          --     13,096        --         --         13,096
 Prepaid expenses and other current assets.      --        869        --         --            869
                                          ---------  ---------   -------  ---------       --------
  Total current assets.................          --     73,753     1,845         --         75,598
                                          ---------  ---------   -------  ---------       --------
Fixed assets, net......................          --     12,068       369         --         12,437
Deferred income taxes..................          --      1,857        --         --          1,857
Deferred costs on purchases of station
 representation contracts..............          --     39,602        --         --         39,602
Equity investment in affiliates........     120,199         --        --   (120,199)            --
Due from affiliate.....................     151,774         --        --   (151,774)            --
Intangible assets, net.................          --    227,265       461         --        227,726
Other assets, net......................      16,517      1,774        --         --         18,291
                                          ---------  ---------   -------  ---------       --------
  Total assets.........................  $  288,490  $ 356,319   $ 2,675  $(271,973)     $ 375,511
                                          ---------  ---------   -------  ---------       --------
                                          ---------  ---------   -------  ---------       --------

  Liabilities and Stockholders' Equity
Current Liabilities:
 Account payable and accrued liabilities.$    2,270  $  33,035   $ 1,796  $      --      $  37,101
 Deferred income on sales of station
  representation contracts.............          --     10,700        --         --         10,700
 Income taxes payable..................          --      3,131        --         --          3,131
                                          ---------  ---------   -------  ---------       --------
  Total current liabilities............       2,270     46,866     1,796         --         50,932
                                          ---------  ---------   -------  ---------       --------
Deferred income on sales of station
 representation contracts.............  .        --      3,589        --         --          3,589
Long-term debt.........................     179,530         --        --         --        179,530
Due to affiliate.......................          --    151,774        --   (151,774)            --
Other liabilities......................          --     34,229       541         --         34,770
Stockholders' Equity:
 Common stock..........................          --         --         1         (1)            --
 Paid-in-capital.......................     128,675     96,610       989    (97,599)       128,675
 Carryover basis adjustment............     (20,047)        --        --         --        (20,047)
 (Accumulated deficit) retained earnings.    (1,938)    23,251      (652)   (22,599)        (1,938)
                                          ---------  ---------   -------  ---------       --------
  Total stockholders' equity...........     106,690    119,861       338   (120,199)       106,690
                                          ---------  ---------   -------  ---------       --------
  Total liabilities and stockholders'
   equity.                              $   288,490  $ 356,319   $ 2,675  $(271,973)     $ 375,511
                                          ---------  ---------   -------  ---------       --------
                                          ---------  ---------   -------  ---------       --------

                                                  F-24



                                 KATZ MEDIA CORPORATION AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In Thousands, Except Share Information)--(Continued)



                                                               December 31, 1996
                                             ------------------------------------------------------
                                                                                             The
                                                The                 Non-                  Company
                                             Company Guarantors Guarantors Eliminations Consolidated
                                             ------- ---------- ---------- ------------ ------------
Operating revenues, net................   $    --    $ 180,384  $  2,752   $   --       $ 183,136
                                          -------    ---------  --------   ------       ---------
Operating expenses:
 Salaries and related costs............        --      100,540     2,380       --         102,920
 Selling, general and administrative...        --       35,170     1,068       --          36,238
 Depreciation and amortization.........        --        9,642       106       --           9,748
                                          -------    ---------  --------   ------       ---------
Total operating expenses...............        --      145,352     3,554       --         148,906
                                          -------    ---------  --------   ------       ---------
Operating income.......................        --       35,032      (802)      --          34,230
Other expense (income):
 Interest expense......................    20,775           --        --       --          20,775
 Interest (income).....................        --         (117)       (2)      --            (119)
                                          -------    ---------  --------   ------       ---------
Total other expense, net...............    20,775         (117)       (2)      --          20,656
                                          -------    ---------  --------   ------       ---------
(Loss) income before income tax provision
 (benefit) and extraordinary item......   (20,775)      35,149      (800)      --          13,574
 Income tax (benefit) provision........   (13,711)      22,697        --       --           8,986
Equity in earnings of affiliates,
  net of taxes.........................    11,652           --        --  (11,652)             --
                                          -------    ---------  --------   ------       ---------
Income (loss) before extraordinary item.    4,588       12,452      (800) (11,652)          4,588
Extraordinary item.....................    (6,678)          --        --       --          (6,678)
                                          -------    ---------  --------   ------       ---------
Net  (loss) income.....................  $ (2,090)   $  12,452   $  (800)$(11,652)      $  (2,090)
                                          -------    ---------  --------   ------       ---------
                                          -------    ---------  --------   ------       ---------





                                 KATZ MEDIA CORPORATION AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In Thousands, Except Share Information)--(Continued)


                                                               December 31, 1995
                                             ------------------------------------------------------
                                                                                             The
                                                The                 Non-                  Company
                                             Company Guarantors Guarantors Eliminations Consolidated
                                             ------- ---------- ---------- ------------ ------------
Operating revenues, net................      $   --  $180,612   $4,055     $      --    $184,667
                                             ------  --------   ------     ---------    --------
Operating expenses:
 Salaries and related costs............          --    96,338    3,139            --      99,477
 Selling, general and administrative...          --    37,828    1,216            --      39,044
 Depreciation and amortization.........          --     9,973       98            --      10,071
 Provision for relocations.............          --     6,400       --            --       6,400
                                             ------  --------   ------     ---------    --------
Total operating expenses...............          --   150,539    4,453            --     154,992
                                             ------  --------   ------     ---------    --------
Operating income.......................          --    30,073     (398)           --      29,675
Other expense (income):
 Interest expense......................      25,280        --       16            --      25,296
 Interest (income).....................          --      (139)      --            --        (139)
                                             ------  --------   ------     ---------    --------
Total other expense, net...............      25,280      (139)      16            --      25,157
                                             ------  --------   ------     ---------    --------
(Loss) income before income tax provision
 (benefit) and extraordinary item......     (25,280)   30,212     (414)           --       4,518
 Income tax (benefit) provision........     (10,365)   14,813       --            --       4,448
 Equity in earnings of affiliates,
  net of taxes.........................      14,985        --       --       (14,985)         --
                                             ------  --------   ------     ---------    --------
Income (loss) before extraordinary item.         70    15,399     (414)      (14,985)         70
Extraordinary item.....................        (801)       --       --            --        (801)
                                             ------  --------   ------     ---------    --------
Net (loss) income......................     $  (731) $ 15,399   $ (414)    $ (14,985)    $  (731)
                                             ------  --------   ------     ---------    --------
                                             ------  --------   ------     ---------    --------






                                 KATZ MEDIA CORPORATION AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In Thousands, Except Share Information)--(Continued)

                                                 Period August 12, 1994 through December 31, 1994
                                             ------------------------------------------------------
                                                                                             The
                                                The                 Non-                  Company
                                             Company Guarantors Guarantors Eliminations Consolidated
                                             ------- ---------- ---------- ------------ ------------

Operating revenues, net................ $      --   $79,794   $1,609       $  --        $81,403
                                        ---------   -------   ------       -----        -------
Operating expenses:
 Salaries and related costs............        --    41,470    1,260          --         42,730
 Selling, general and administrative...        --    14,666      542          --         15,208
 Depreciation and amortization.........        --     9,069       58          --          9,127
                                        ---------   -------   ------       -----        -------
Total operating expenses...............        --    65,205    1,860          --         67,065
                                        ---------   -------   ------       -----        -------
Operating income.......................        --    14,589     (251)         --         14,338
Other expense (income):
 Interest expense......................    14,952        --      (13)         --         14,939
 Interest (income).....................        --       (65)      --          --            (65)
                                        ---------   -------   ------       -----        -------
Total other expense, net...............    14,952       (65)     (13)         --         14,874
                                        ---------   -------   ------       -----        -------
(Loss) income before income tax provision
 (benefit).............................   (14,952)   14,654     (238)         --           (536)
 Income tax (benefit) provision........    (6,131)    6,802       --          --            671
 Equity in earnings of affiliates,
  net of taxes.........................     7,614        --       --      (7,614)            --
                                        ---------   -------   ------       -----        -------
Net (loss) income......................   $(1,207) $  7,852  $  (238)    $(7,614)       $(1,207)
                                        ---------   -------   ------       -----        -------
                                        ---------   -------   ------       -----        -------

                                 KATZ MEDIA CORPORATION AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In Thousands, Except Share Information)--(Continued)

                                             Period January  1, 1994 through August 11, 1994
                                         ------------------------------------------------------
                                                                                             The
                                            The                 Non-                  Company
                                         Company Guarantors Guarantors Eliminations Consolidated
                                         ------- ---------- ---------- ------------ ------------

Operating revenues, net................  $     --  $101,731   $1,651 $        --    $103,382
                                         --------  --------   ------ -----------    --------
Operating expenses:
 Salaries and related costs............        --    63,736    1,130          --      64,866
 Selling, general and administrative...        --    23,203      477          --      23,680
 Depreciation and amortization.........        --    11,664       62          --      11,726
                                         --------  --------   ------ -----------    --------
Total operating expenses...............        --    98,603    1,669          --     100,272
                                         --------  --------   ------ -----------    --------
Operating income.......................        --     3,128      (18)         --       3,110
Other expense (income):
 Interest expense......................    10,872        --       --          --      10,872
 Interest (income).....................        --       (14)     (10)         --         (24)
                                         --------  --------   ------ -----------    --------
Total other expense, net...............    10,872       (14)     (10)         --      10,848
                                         --------  --------   ------ -----------    --------
(Loss) income before income tax provision
 (benefit).............................   (10,872)    3,142       (8)         --      (7,738)
Income tax (benefit) provision.........    (4,458)    3,065       --          --      (1,393)
Equity in earnings of affiliates,
 net of taxes..........................        69        --       --        (69)          --
                                         --------  --------   ------ -----------    --------
Net (loss) income......................   $(6,345)$     77  $    (8)  $     (69) $    (6,345)
                                         --------  --------   ------ -----------    --------
                                         --------  --------   ------ -----------    --------

                                 KATZ MEDIA CORPORATION AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In Thousands, Except Share Information)--(Continued)


                                                      Year Ended December 31, 1996
                                         -----------------------------------------------------
                                                                                         The
                                             The                 Non-                  Company
                                         Company Guarantors Guarantors Eliminations Consolidated
                                         ------- ---------- ---------- ------------ ------------
Net cash provided by (used in) operating
 activities............................ $(22,386)  $ 31,053   $ (41)     $  --     $   8,626
                                        ---------  --------   ------     -----     ---------
 Investing Activities:
 Capital expenditures..................        --    (6,785)      --        --        (6,785)
 Payments received on sales of station
 representation contracts..............        --    26,018       --        --        26,018
 Payments made on purchases of station
 representation contracts..............        --   (42,415)      --        --       (42,415)
                                        ---------  --------   ------     -----     ---------
Net cash (used in) investing activities.       --   (23,182)      --        --       (23,182)
                                        ---------  --------   ------     -----     ---------
Financing Activities:
 Credit facilities borrowings..........    59,900        --       --        --        59,900
 Credit facilities repayments..........  (139,900)       --       --        --      (139,900)
 Decrease (increase) in due from (to)
 affiliate.............................     5,031    (5,031)      --        --            --
 Repurchase of Notes...................  (110,724)       --       --        --      (110,724)
 Loan to Parent........................    (4,520)       --       --        --        (4,520)
 Proceeds from issuance of  10 1/2% Notes.100,000        --       --        --       100,000
 Proceeds from  New Credit Facility....   117,500        --       --        --       117,500
 Financing Fees paid in connection
   with credit facilities and Bridge Notes.(4,901)                --        --        (4,901)
                                        ---------  --------   ------     -----     ---------
Net cash provided by (used in) financing
 activities............................    22,386    (5,031)      --        --        17,355
                                        ---------  --------   ------     -----     ---------
Net increase (decrease) in cash........        --     2,840     (41)        --         2,799
Cash and cash equivalents, beginning of
 period................................        --       187       41        --           228
                                        ---------  --------   ------     -----     ---------
Cash and cash equivalents, end of period.$     --   $ 3,027   $   --     $  --     $   3,027
                                        ---------  --------   ------     -----     ---------
                                        ---------  --------   ------     -----     ---------

                                 KATZ MEDIA CORPORATION AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In Thousands, Except Share Information)--(Continued)

                                                      Year Ended December 31, 1995
                                         -----------------------------------------------------
                                                                                         The
                                             The                 Non-                  Company
                                         Company Guarantors Guarantors Eliminations Consolidated
                                         ------- ---------- ---------- ------------ ------------

Net cash (used in) provided by operating
 activities............................  $(23,142) $ 38,123    $  83     $  --       $15,064
                                         --------- --------    -----     -----       -------
Investing Activities:
 Capital expenditures..................        --   (6,000)     (46)        --        (6,046)
 Payments received on sales of station
  representation contracts.............        --    19,779       --        --        19,779
 Payments made on purchases of station
  representation contracts.............        --  (31,945)       --        --       (31,945)
 Investment in cable joint venture.....   (10,753)       --       --        --       (10,753)
                                         --------- --------    -----     -----       -------
Net cash (used in) investing activities.  (10,753) (18,166)     (46)        --       (28,965)
                                         --------- --------    -----     -----       -------
Financing Activities:
 Credit facilities borrowings..........    66,000        --       --        --        66,000
 Credit facilities repayments..........   (64,000)       --       --        --       (64,000)
 Decrease (increase) in due from (to)
  affiliate............................    21,597  (21,597)       --        --           --
 Proceeds from Bridge Notes............     4,000        --       --        --         4,000
 Repayment of Bridge Notes.............   (74,000)       --       --        --       (74,000)
 Restricted cash release...............     2,000        --       --        --         2,000
 Proceeds from  issuance of common stock.  79,138        --       --        --        79,138
 Repurchase of Notes and other notes...      (840)       --       --        --          (840)
                                         --------- --------    -----     -----       -------
Net cash provided by (used in) financing
 activities............................    33,895  (21,597)       --        --        12,298
                                         --------- --------    -----     -----       -------
Net increase (decrease) in cash........        --   (1,640)       37        --        (1,603)
Cash and cash equivalents, beginning of
 period................................        --     1,827        4        --         1,831
                                         --------- --------    -----     -----       -------
Cash and cash equivalents, end of period.  $   --$      187  $    41    $   --      $    228
                                         --------- --------    -----     -----       -------
                                         --------- --------    -----     -----       -------

                                 KATZ MEDIA CORPORATION AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In Thousands, Except Share Information)--(Continued)


                                              Period August 12, 1994 through December 31, 1994
                                          ------------------------------------------------------
                                                                                          The
                                             The                 Non-                  Company
                                          Company Guarantors Guarantors Eliminations Consolidated
                                          ------- ---------- ---------- ------------ ------------
Net cash (used in) provided by operating
 activities............................$ (11,539)$   19,877  $   328       $  --   $  8,666
                                       --------- ----------  -------       -----   -------
Investing Activities:
 Capital expenditures..................       --       (678)    (324)         --     (1,002)
 Payments received on sales of station
   representation contracts............       --      4,746       --          --      4,746
 Payments made on purchases of station
  representation contracts.............       --     (4,545)      --          --     (4,545)
 Acquisition of business, net of $219 cash
  acquired in 1994..................... (116,193)        --       --          --   (116,193)
                                       --------- ----------  -------       -----   -------
Net cash (used in) investing activities.(116,193)      (477)    (324)         --   (116,994)
                                       --------- ----------  -------       -----   -------

Financing Activities:
 Credit facilities borrowings..........   24,800         --       --          --     24,800
 Credit facilities repayments..........  (23,800)        --       --          --    (23,800)
 Decrease (increase) in due from (to
  affiliate............................   17,573    (17,573)      --          --         --
 Proceeds from Bridge Notes............   70,000         --       --          --     70,000
 Restricted cash payment...............   (2,000)        --       --          --     (2,000)
 Proceeds from issuance of common stock.  48,040         --       --          --     48,040
 Financing fees paid in connection with
  credit facilities and Bridge Notes...   (6,801)        --       --          --     (6,801)
 Repurchase of other notes.............      (80)        --       --          --        (80)
                                       --------- ----------  -------       -----   -------
Net cash provided by (used in) financing
  activities...........................  127,732    (17,573)      --          --    110,159
                                       --------- ----------  -------       -----   -------

Net increase in cash...................       --      1,827        4          --      1,831
Cash and cash equivalents, beginning of
 period................................       --         --       --          --         --
                                       --------- ----------  -------       -----   -------
Cash and cash equivalents, end of period.$    --  $   1,827  $     4      $   --  $   1,831
                                       --------- ----------  -------       -----   -------
                                       --------- ----------  -------       -----   -------

                                 KATZ MEDIA CORPORATION AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In Thousands, Except Share Information)--(Continued)

                                               Period January  1, 1994 through August 11, 1994
                                         ------------------------------------------------------------
                                                                                             The
                                            The                   Non-                      Company
                                         Company    Guarantors   Guarantors Eliminations  Consolidated
                                         -------    ----------   ---------- ------------  ------------
Net cash (used in) provided by operating
 activities............................$  (8,945)$    8,557      $    4      $  --        $   (384)
                                       --------- ----------      ------      -----        ---------

Investing Activities:
 Capital expenditures..................       --     (1,079)         --         --          (1,079)
 Payments received on sales of station
  representation contracts.............       --      4,755          --         --           4,755
 Payments made on purchases of station
  representation contracts.............       --     (7,380)         --         --          (7,380)
                                       --------- ----------      ------      -----        ---------
Net cash (used) in investing activities       --     (3,704)         --         --          (3,704)
                                       --------- ----------      ------      -----        ---------

Financing Activities:
 Credit facilities borrowings..........   107,075                    --         --         107,075
 Credit facilities repayments..........  (101,575)                   --         --        (101,575)
 Increase (decrease) in due from (to)
  affiliate............................     4,648    (4,648)         --         --              --
 Purchase of treasury stock............      (34)                    --         --             (34)
 Proceeds from shareholder contribution    3,000                     --         --           3,000
 Purchase of warrants and options......   (2,300)                    --         --          (2,300)
 Financing fees paid in connection with
  credit facilities....................   (1,869)                    --         --          (1,869)
                                       --------- ----------      ------      -----        ---------
Net cash provided by (used in) financing
 activities............................    8,945     (4,648)         --         --           4,297
                                       --------- ----------      ------      -----        ---------

Net increase in cash...................       --        205           4         --             209
Cash and cash equivalents, beginning of
 period................................       --         10          --         --              10
                                       --------- ----------      ------      -----        ---------
Cash and cash equivalents, end of period$     -- $      215      $    4     $   --         $   219
                                       --------- ----------      ------      -----        ---------
                                       --------- ----------      ------      -----        ---------

                                                                                    SCHEDULE II

                            KATZ MEDIA CORPORATION AND SUBSIDIARIES
                               Valuation and Qualifying Accounts
                                        (000's omitted)


                                                     ADDITIONS
                                                  --------------
                                    BALANCE AT            CHARGED TO               BALANCE AT
                                    BEGINNING    CHARGED    OTHER                      END
                                    OF PERIOD    TO SG&A   ACCOUNTS   DEDUCTIONS   OF PERIOD
                                    ---------    -------   --------   ----------   ---------

Allowance for Doubtful Accounts

Company
-------
For the year ended December 31, 1996 $1,300        --      $  1,550    $1,550 (1)    $1,300

For the year ended December 31, 1995 $1,600        --       $   700    $1,000 (1)    $1,300

For the period August 12, 1994
through December 31, 1994.........   $1,600        --      $   613    $   613 (1)    $1,600

Predecessor Company
-------------------
For the period January 1, 1994
through August 11, 1994...........   $1,600        --       $   985   $   985 (1)    $1,600

Valuation Allowance - Deferred Tax Asset

Company
-------
For the year ended December 31, 1996 $2,497        --          --           --       $2,497

For the year ended December 31, 1995 $3,836        --          --      $1,339 (2)    $2,497

For the period August 12, 1994
through December 31, 1994.........   $4,635        --          --     $  799 (3)     $3,836

Predecessor Company
-------------------
For the period January 1, 1994
through August 11, 1994...........   $2,021        --        $4,933         --       $6,954


_______________

(1)  Write off Uncollected / Unrealized Accounts

(2)  Reduction in valuation allowance due to purchase price adjustment to Goodwill.

(3)  Reduction in valuation allowance due to decrease in deferred tax asset

                                              S-1