Form 10-Q
period 1997-03-31
KATZ MEDIA CORP
filed 1997-05-14
CIK 864363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997    Commission File Number 0-24214



                             Katz Media Corporation
                       (Formerly Katz Capital Corporation)
             (Exact name of registrant as specified in its charter)


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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The Registrant does not have any equity securities registered under the Securities Act of 1933, as amended. All outstanding shares of Common Stock of the Registrant are held indirectly by the Registrant's ultimate parent company, Katz Media Group, Inc.

                                      INDEX






                                                                           PAGE
                                                                           ----

Item 1 - Financial Statements

    Consolidated Balance Sheets........................................     2

    Consolidated Statements of Operations..............................     3

    Consolidated Statements of Cash Flows..............................     4

    Notes to Consolidated Financial Statements.........................   5-11

Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............. 12-14


Part II  Other Information

Item 1 - Legal Proceedings..............................................    14
------

Signatures..............................................................    15

Financial Data Schedule.................................................    16



                                          KATZ MEDIA CORPORATION
                                       CONSOLIDATED BALANCE SHEETS
                         (000's Omitted, Except Share and Per Share Information)



                                                                       March 31,         December 31,
                                                                       ---------         ------------
                                                                         1997                1996
                                                                         ----                ----
                                                                      (Unaudited)           (Note)
Assets
Current assets:
   Cash and cash equivalents........................................  $   3,614          $   3,027
   Accounts receivable, net of allowance for doubtful accounts of
    $1,300..........................................................     58,081             68,884
   Deferred costs on purchases of station representation contracts..     22,277             21,428
   Prepaid expenses and other current assets........................      1,320              1,293
                                                                      ---------         ----------
          Total current assets......................................     85,292             94,632
                                                                      ---------         ----------

Fixed assets, net...................................................     15,289             15,740
Deferred income taxes...............................................      2,091                --
Deferred costs on purchases of station representation contracts.....     83,164             74,399
Intangible assets, net..............................................    216,904            218,808
Other assets, net ..................................................     36,848             34,121
                                                                      ---------         ----------
          Total assets..............................................  $ 439,588          $ 437,700
                                                                      ---------         ----------
                                                                      ---------         ----------


Liabilities and Stockholder's Equity
Current liabilities:
    Accounts payable and accrued liabilities........................  $  47,362          $  45,447
    Deferred income on sales of station representation contracts         13,020             14,548
    Income taxes payable............................................       --                1,811
                                                                      ---------         ----------
          Total current liabilities.................................     60,382             61,806
                                                                      ---------         ----------

Deferred income on sales of station representation contracts........      5,868              4,787
Deferred income taxes payable.......................................      1,568              1,568
Long-term debt......................................................    215,122            217,622
Other liabilities, principally deferred rent and representation
   contracts payable................................................     52,416             47,207

Commitments and contingencies.......................................       --                 --

Stockholder's equity
   Common stock, $.01  par  value, 100 shares  authorized issued and
   outstanding......................................................       --                 --
   Paid-in-capital..................................................    128,784            128,785
   Carryover basis adjustment.......................................    (20,047)           (20,047)
   Accumulated deficit..............................................     (4,505)            (4,028)
                                                                      ---------         ----------
         Total  stockholder's equity................................    104,232            104,710
                                                                      ---------         ----------
         Total liabilities and stockholders' equity.................  $ 439,588         $  437,700
                                                                      ---------         ----------
                                                                      ---------         ----------


                      Note: The consolidated balance sheet at December 31, 1996 has been derived from audited financial statements at that date.

         The accompanying notes are an integral part of these consolidated financial statements.

                                          KATZ MEDIA CORPORATION
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                         (000's Omitted, Except Share and Per Share Information)



                                                                          Three Months Ended
                                                                               March 31,
                                                                      --------------------------
                                                                        1997              1996
                                                                      --------          --------
                                                                   (Unaudited)        (Unaudited)
Operating revenues, net..........................................  $   37,238          $  38,282
                                                                      -------           --------

Operating expenses:
Salaries and related costs.......................................      23,912             24,034
Selling, general and administrative..............................      10,046              9,590
Depreciation and amortization....................................       2,367              3,010
                                                                      -------           --------
     Total operating expenses....................................      36,325             36,634
                                                                      -------           --------
     Operating income............................................         913              1,648
                                                                      -------           --------
Other expense (income):
Interest expense.................................................       5,401              5,025
Interest (income)................................................         (92)               (29)
                                                                      -------           --------
     Total other expense, net....................................       5,309              4,996
                                                                      -------           --------
Loss before income tax benefit...................................      (4,396)            (3,348)
Income tax benefit...............................................      (3,919)            (2,133)
                                                                      -------           --------
       Net loss .................................................       ($477)           ($1,215)
                                                                      -------           --------
                                                                      -------           --------

         The accompanying notes are an integral part of these consolidated financial statements.

                                          KATZ MEDIA CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (000's Omitted, Except Share and Per Share Information)

                                                                          Three Months Ended
                                                                               March 31,
                                                                      --------------------------
                                                                        1997              1996
                                                                      --------          --------
                                                                   (Unaudited)        (Unaudited)
Cash flows from operating activities:
  Net loss before adjustments....................................       ($477)           ($1,215)
                                                                    ---------          ---------
  Adjustments to reconcile net loss to
     net  cash  provided by  operating activities:
     Depreciation and amortization...............................       2,367              3,010
  Amortization of debt issuance costs............................         143                --
  Deferred rent..................................................         312                435
     Non-cash compensation expense stock options.................         --                 364
     Non-cash 401K contribution..................................         363                --

Changes in assets and liabilities:
     Decrease in accounts receivable.............................       8,763              1,885
     (Increase) in deferred income tax ..........................      (2,091)               --
     (Increase) decrease in other assets.........................      (2,005)               462
      Increase  in accounts payable and accrued liabilities......         917              2,132
      Decrease in income taxes payable...........................      (1,811)            (2,975)
      Decrease in other liabilities..............................        (637)              (451)
      Other, net.................................................        (518)              (201)
                                                                    ---------          ---------
     Total adjustments...........................................       5,803              4,661
                                                                    ---------          ---------
     Net cash provided by  operating activities..................       5,326              3,446
                                                                    ---------          ---------

Cash flows from investing activities:
     Capital expenditures........................................        (453)            (2,297)
     Payments received on sales of station representation
       contracts.................................................       7,922              4,788
     Payments made on purchases of station representation
      contracts..................................................      (9,708)           (12,111)
                                                                    ---------          ---------
     Net cash  (used in) investing activities....................      (2,239)            (9,620)
                                                                    ---------          ---------

Cash flows from financing activities:
     Credit facilities borrowing.................................      15,000             21,000
     Credit facilities repayments................................     (17,500)           (12,000)
     Repurchase of old notes.....................................        --               (1,740)
                                                                    ---------          ---------
     Net cash (used in) provided by financing activities.........      (2,500)             7,260
                                                                    ---------          ---------

Net increase in cash and cash equivalents........................         587              1,086
Cash and cash equivalents, beginning of period                          3,027                228
                                                                    ---------          ---------
Cash and cash equivalents, end of period.........................   $   3,614          $   1,314
                                                                    ---------          ---------
                                                                    ---------          ---------

         The accompanying notes are an integral part of these consolidated financial statements.

                                KATZ MEDIA CORPORATION
                                 NOTES TO CONSOLIDATED
                                  FINANCIAL STATEMENTS
                                    MARCH 31, 1997
                                      (Unaudited)




1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the business of Katz Media Corporation, Inc. (the "Company"), operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated 1996 financial statements and footnotes thereto included in the Company's Form 10-K filed March 31, 1997.


2.   EARNINGS PER COMMON SHARE

     Earnings per share information is not presented as the Company is a wholly owned subsidiary of its ultimate parent company, Katz Media Group, Inc.


3.   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The following condensed consolidating financial statements for the quarters ended March 31, 1997 and 1996 present the financial position, the results of operations and cash flows for the Company (carrying any investments in guarantor and non-guarantor subsidiaries under the equity method), guarantor subsidiaries of the Company and non-guarantor subsidiaries of the Company, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.


                                    KATZ MEDIA CORPORATION AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (000's Omitted, Except Share and Per Share Information)


                                                                   March 31, 1997
                                          ---------------------------------------------------------------
                                                                                                  The
                                            The                      Non-                       Company
                                          Company   Guarantors   Guarantors   Eliminations   Consolidated
                                          -------   ----------   ----------   ------------   ------------
                   Assets

Current Assets:
 Cash and cash equivalents.............  $   --     $    3,614   $    --      $     --       $   3,614
 Accounts receivable, net..............      --         57,886       195            --          58,081
 Deferred costs on purchases of station
 representation contracts..............      --         22,277        --            --          22,277
 Prepaid expenses and other current
   assets..............................      --          1,320        --            --           1,320
                                         --------  ----------   -------        ----------     --------
   Total current assets................      --         85,097       195            --          85,292
                                         --------  ----------   -------        ----------     --------
Fixed assets, net......................      --         15,005       284            --          15,289
Deferred income taxes..................      --          2,091        --            --           2,091
Deferred costs on purchases of station
 representation contracts..............      --         83,164        --            --          83,164
Equity investment in affiliates........   134,561         --          --        (134,561)         --
Due from affiliate.....................   166,545         --          --        (166,545)         --
Intangible assets, net.................      --        216,466       438            --         216,904
Other assets, net......................    23,300       13,392       156            --          36,848
                                         --------  ----------   -------        ----------     --------
   Total assets........................  $324,406   $  415,215   $ 1,073       ($301,106)     $439,588
                                         --------  ----------   -------        ----------     --------
                                         --------  ----------   -------        ----------     --------

   Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable and accrued liabilities$  5,052   $  41,391    $  919       $    --        $  47,362
 Deferred income on sales of station
  representation contracts.............       --       13,020        --            --           13,020
  Income taxes payable.................       --         --          --            --             --
                                         --------  ----------   -------        ----------     --------
   Total current liabilities...........     5,052      54,411       919            --           60,382
                                         --------  ----------   -------        ----------     --------
Deferred income on sales of station
 representation contracts..............       --        5,868        --            --            5,868
Deferred income taxes payable..........       --        1,568        --            --            1,568
Long-term debt.........................   215,122        --          --            --          215,122
Due to affiliate.......................       --      166,545        --         (166,545)         --
Other liabilities......................       --       51,549       867            --           52,416
Stockholders' equity:..................
 Common stock..........................       --         --           1               (1)         --
 Paid-in-capital.......................   128,784      96,610       989          (97,599)      128,784
 Carryover basis adjustment............   (20,047)       --          --            --          (20,047)
 (Accumulated deficit) retained earnings   (4,505)     38,664    (1,703)         (36,961)       (4,505)
                                         --------  ----------   -------        ----------     --------
   Total stockholders' equity..........   104,232     135,274      (713)        (134,561)      104,232
                                         --------  ----------   -------        ----------     --------
   Total liabilities and stockholders'
     equity............................  $324,406  $  415,215   $ 1,073        ($301,106)     $439,588
                                         --------  ----------   -------        ----------     --------
                                         --------  ----------   -------        ----------     --------

                        KATZ MEDIA CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (000's Omitted, Except Share and Per Share Information)


                                                                   December 31, 1996
                                          ---------------------------------------------------------------
                                                                                                  The
                                            The                      Non-                       Company
                                          Company   Guarantors   Guarantors   Eliminations   Consolidated
                                          -------   ----------   ----------   ------------   ------------
                    Assets

Current Assets:
 Cash and cash equivalents.............   $  --     $  3,027     $   --       $    --        $  3,027
 Accounts receivable, net..............      --       67,859        1,025          --          68,884
 Deferred costs on purchases of station
 representation contracts..............      --       21,428         --            --          21,428
  Prepaid expenses and other current assets  --        1,293         --            --           1,293
                                         --------  --------    --------       -----------   ---------
   Total current assets................      --       93,607        1,025          --          94,632
                                         --------  --------    --------       -----------   ---------
Fixed assets, net......................      --       15,412          328          --          15,740
Deferred income taxes..................      --         --           --            --            --
Deferred costs on purchases of station
 representation contracts..............      --       74,399         --            --          74,399
Equity investment in affiliates........   131,851       --           --         (131,851)        --
Due from affiliate.....................   168,356       --           --         (168,356)        --
Intangible assets, net.................      --      218,370         438           --         218,808
Other assets, net......................    22,783     11,180         158           --          34,121
                                         --------  --------    --------       -----------   ---------
   Total assets........................  $322,990   $412,968     $ 1,949      $ (300,207)    $437,700
                                         --------  --------    --------       -----------   ---------
                                         --------  --------    --------       -----------   ---------

   Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable and accrued liabilities$    658  $ 42,935     $  1,854      $    --       $  45,447
 Deferred income on sales of station
  representation contracts.............      --      14,548         --             --          14,548
 Income taxes payable..................      --       1,811         --             --           1,811
                                         --------  --------    --------       -----------   ---------
   Total current liabilities...........       658    59,294        1,854           --          61,806
                                         --------  --------    --------       -----------   ---------
Deferred income on sales of station
 representation contracts..............      --       4,787         --             --           4,787
Deferred income taxes payable..........      --       1,568         --             --           1,568
Long-term debt.........................   217,622       --          --             --         217,622
Due to affiliate.......................      --     168,356         --          (168,356)         --
Other liabilities......................      --      46,650         557            --          47,207
Stockholders' equity:..................
 Common stock..........................      --         --            1               (1)         --
 Paid-in-capital.......................   128,785    96,610         989          (97,599)     128,785
 Carryover basis adjustment............   (20,047)      --          --             --         (20,047)
 (Accumulated deficit) retained earnings   (4,028)   35,703      (1,452)         (34,251)      (4,028)
                                         --------  --------    --------       -----------   ---------
   Total stockholders' equity..........   104,710   132,313        (462)        (131,851)     104,710
                                         --------  --------    --------       -----------   ---------
   Total liabilities and stockholders'
     equity............................  $322,990  $412,968    $  1,949       $ (300,207)   $ 437,700
                                         --------  --------    --------       -----------   ---------
                                         --------  --------    --------       -----------   ---------

                                    KATZ MEDIA CORPORATION AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (000's Omitted, Except Share and Per Share Information)

                                                         Three Months Ended March 31, 1997
                                          ---------------------------------------------------------------
                                                                                                  The
                                            The                      Non-                       Company
                                          Company   Guarantors   Guarantors   Eliminations   Consolidated
                                          -------   ----------   ----------   ------------   ------------

Operating revenues, net................   $  --     $  36,796    $     442    $     --       $     37,238
                                          --------  ---------    ----------    ----------     ------------
Operating expenses:
 Salaries and related costs............      --        23,446          466          --             23,912
 Selling, general and administrative...      --         9,846          200          --             10,046
 Depreciation and amortization.........      --         2,340           27          --              2,367
                                          --------  ---------    ----------    ----------     ------------
Total operating expenses...............      --        35,632          693          --             36,325
                                          --------  ---------    ----------    ----------     ------------
 Operating income (loss)...............      --         1,164         (251)         --                913
Other expense (income):
 Interest expense......................     5,401        --            --           --              5,401
 Interest (income).....................       (92)       --            --           --                (92)
                                          --------  ---------    ----------    ----------     ------------
 Total other expense, net..............     5,309        --            --           --              5,309
                                          --------  ---------    ----------    ----------     ------------
(Loss) income before income tax (benefit)  (5,309)      1,164         (251)         --             (4,396)
 Income tax (benefit)..................    (2,122)     (1,797)         --           --             (3,919)
 Equity in earnings of affiliates,
  net of taxes.........................     2,710        --            --         (2,710)             --
                                          --------  ---------    ----------    ----------     ------------
  Net (loss) income....................     ($477)  $   2,961        ($251)      ($2,710)           ($477)
                                          --------  ---------    ----------    ----------     ------------
                                          --------  ---------    ----------    ----------     ------------







                                    KATZ MEDIA CORPORATION AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (000's Omitted, Except Share and Per Share Information)


                                                          Three Months Ended March 31, 1996
                                          ---------------------------------------------------------------
                                                                                                  The
                                            The                      Non-                       Company
                                          Company   Guarantors   Guarantors   Eliminations   Consolidated
                                          -------   ----------   ----------   ------------   ------------

Operating revenues, net................   $   --   $  37,117     $   1,165    $   --         $   38,282
                                         --------- ---------     ---------    -------          ---------
Operating expenses:
 Salaries and related costs............       --      23,266           768        --             24,034
 Selling, general and administrative...       --       9,252           338        --              9,590
 Depreciation and amortization.........       --       2,984            26        --              3,010
                                         --------- ---------     ---------    -------          ---------
Total operating expenses...............       --      35,502         1,132        --             36,634
                                         --------- ---------     ---------    -------          ---------
Operating income.......................       --       1,615            33        --              1,648
Other expense (income):
 Interest expense......................     5,025        --            --         --              5,025
 Interest (income).....................       --         (27)           (2)       --                (29)
                                         --------- ---------     ---------    -------          ---------
Total other expense, net...............     5,025        (27)           (2)       --              4,996
                                         --------- ---------     ---------    -------          ---------
(Loss) income before income tax (benefit)
   provision...........................    (5,025)     1,642            35        --             (3,348)
 Income tax (benefit) provision........    (3,179)     1,046           --         --             (2,133)
 Equity in earnings of affiliates,
  net of taxes.........................       631        --            --       (631)               --
                                         --------- ---------     ---------    -------          ---------
Net (loss) income......................   ($1,215) $     596     $      35     ($631)           ($1,215)
                                         --------- ---------     ---------    -------          ---------
                                         --------- ---------     ---------    -------          ---------








                                    KATZ MEDIA CORPORATION AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (000's Omitted, Except Share and Per Share Information)


                                                         Three Months Ended March 31, 1997
                                          ---------------------------------------------------------------
                                                                                                  The
                                            The                      Non-                       Company
                                          Company   Guarantors   Guarantors   Eliminations   Consolidated
                                          -------   ----------   ----------   ------------   ------------


Net cash (used in) provided by operating
 activities............................     ($986)  $  6,312      $   --      $    --        $    5,326
                                         ---------  --------      --------    ----------     ----------
Investing Activities:
  Capital expenditures.................        --       (453)         --           --              (453)
 Payments received on sales of station
 representation contracts..............        --      7,922          --           --             7,922
 Payments made on purchases of station
 representation contracts..............        --     (9,708)         --           --            (9,708)
                                         ---------  --------      --------    ----------     ----------
Net cash (used in) investing activities        --     (2,239)         --           --            (2,239)
                                         ---------  --------      --------    ----------     ----------
Financing Activities:
 Credit facilities borrowings..........    15,000       --            --           --            15,000
 Credit facilities repayments..........   (17,500)      --            --           --           (17,500)
 (Increase) decrease in due (to) from
 affiliate.............................     3,486     (3,486)         --           --               --
                                         ---------  --------      --------    ----------     ----------
Net cash provided by (used in) financing
 activities............................       986     (3,486)         --           --            (2,500)
                                         ---------  --------      --------    ----------     ----------
Net (decrease) increase in cash........       --         587          --           --               587
Cash and cash equivalents, beginning of
 period................................       --       3,027          --           --             3,027
                                         ---------  --------      --------    ----------     ----------
Cash and cash equivalents, end of period $    --    $  3,614      $   --      $    --        $    3,614
                                         ---------  --------      --------    ----------     ----------
                                         ---------  --------      --------    ----------     ----------







                                    KATZ MEDIA CORPORATION AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (000's Omitted, Except Share and Per Share Information)


                                                         Three Months Ended March 31, 1996
                                          ---------------------------------------------------------------
                                                                                                  The
                                            The                      Non-                       Company
                                          Company   Guarantors   Guarantors   Eliminations   Consolidated
                                          -------   ----------   ----------   ------------   ------------

Net cash (used in) provided by operating
 activities............................    ($2,108) $  5,535     $     19     $    --        $    3,446
                                         ---------- --------     --------     ---------      ----------
Investing Activities:
 Capital expenditures..................        --     (2,297)         --           --            (2,297)
 Payments received on sales of station
 representation contracts..............        --      4,788          --           --             4,788
 Payments made on purchases of station
 representation contracts..............        --    (12,111)         --           --           (12,111)
                                         ---------- --------     --------     ---------      ----------
Net cash (used in) investing activities        --     (9,620)         --           --            (9,620)
                                         ---------- --------     --------     ---------      ----------
Financing Activities:
 Credit facilities borrowings..........     21,000       --           --           --            21,000
 Credit facilities repayments..........    (12,000)      --           --           --           (12,000)
 Increase (decrease) in due (to) from
 affiliate.............................     (5,152)    5,152          --           --               --
 Repurchase of old notes...............     (1,740)      --           --           --            (1,740)
                                         ---------- --------     --------     ---------      ----------
Net cash  provided by financing
 activities............................      2,108     5,152          --           --             7,260
                                         ---------- --------     --------     ---------      ----------
Net increase (decrease) in cash........        --      1,067           19          --             1,086
Cash and cash equivalents, beginning of
 period................................        --        187           41          --               228
                                         ---------- --------     --------     ---------      ----------
Cash and cash equivalents, end of
 period................................  $     --   $  1,254     $     60     $    --        $    1,314
                                         ---------- --------     --------     ---------      ----------
                                         ---------- --------     --------     ---------      ----------







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

     The net operating revenues of the Company are derived from commissions on the sale of national spot advertising air time for radio and television clients. Commission rates are negotiated and set forth in the client's individual representation contracts. The key to the Company's success is the maintenance of its current representation contracts with client stations and the acquisition of new representation contracts. The primary operating expenses of the Company are employee salaries, rents, commission-related payments to employees, data processing expenses, and depreciation and amortization. The Company's financial results have been impacted by three significant factors: (i) trends in advertising expenditures, (ii) buyouts of station representation contracts, and
(iii) acquisitions of representation firms. The effect of these factors on the Company's financial condition and results of operations have varied from period to period.

     This quarterly report on Form 10-Q, contains forward looking statements, which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of national and regional economic conditions, the levels of advertising on the Company's stations, the ability of the Company to obtain new clients and retain existing clients, changes in ownership of client stations and client stations of the Company's competitors, other developments at clients of the Company, the ability of the Company to realize cost reductions from its cost containment efforts, and developments from recent changes in the regulatory environment for its clients.

Background of the Company
-------------------------

     The Company is a wholly-owned indirect subsidiary of Katz Media Group, Inc. ("KMG"). The Company is the survivor of a merger (the "KCC Merger") between Katz Capital Corporation ("KCC") and the company formerly known as Katz Media Corporation, its wholly-owned subsidiary. The survivor of the KCC Merger, Katz Capital Corporation, subsequently changed its name to Katz Media Corporation.

Business
--------

     The Company operates as a single segment business and is the only full service media representation firm in the United States serving all types of broadcast media, with leading market shares in the representation of radio and television stations and through NCC (a 50% owned joint venture) cable systems. During the first quarter of 1997, the Company's percentage composition of gross billings (representing the aggregate dollar amount of advertising placed on client stations or systems) by broadcast media was as follows: 58.6% for television; 34.9% for radio; and 6.5% for cable (on a 100% owned basis), interactive/Internet and international. Gross billings during the first quarter of 1997 as compared with the first quarter of 1996 decreased 10.7% for television and increased 19.0% for radio and 3.6% for cable (on a 100% owned basis), internet/Interactive and international. The composition of gross billings by broadcast media during the first quarter of 1996 aggregated 64.7% for television, 29.2% for radio, and 6.1% for cable (on a 100% owned basis), interactive/Internet and international.

Results of Operations - Three Months Ended March 31, 1997
---------------------------------------------------------

     Net operating revenues for the first quarter of 1997 totaled $37.2 million, a decrease of approximately $1.0 million, or approximately 2.7%, compared with net operating revenues of $38.3 million for the first quarter of 1996. This decrease primarily reflects the consolidation of station ownership, primarily in the second half of 1996 which led to net client losses and declines in gross billings in television, offset in part by net client gains and increases in gross billings in radio.

     Operating expenses, excluding depreciation and amortization, increased approximately $0.3 million, or 1.0%, from $33.6 million in the first quarter of 1996 to $33.9 million in the first quarter of 1997. Salaries and related costs decreased by approximately $0.1 million as compared to the first quarter of 1996. Selling, general and administrative expenses increased by approximately $0.4 million as compared with the first quarter of 1996, primarily due to increased information technology costs. Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased from 88% in the first quarter of 1996 to 91% in the first quarter of 1997. The Company is exploring ways to reduce operating costs.

     Depreciation and amortization overall decreased by $0.6 million, or 21.4%, for the first quarter of 1997 compared with the first quarter of 1996, primarily due to the effect of increased amortization of income on contracts sold over amortization on acquired contracts and as a result of deferred non-competition costs becoming fully amortized in 1996.

     Operating income for the first quarter of 1997 decreased by $0.7 million compared with the first quarter of 1996 as a result of the operating components discussed above.

     Interest expense, net, increased by $0.3 million for the first quarter of 1997 as compared with the first quarter of 1996, primarily due to increased borrowings and $0.1 million in amortization of debt issuance costs recorded in the first quarter of 1997 associated with the Company's December 1996 refinancing.

     Loss before income tax benefit totaled $4.4 million for the first quarter of 1997, compared with a loss of $3.3 million for the first quarter of 1996. This was primarily due to the components listed above.

     The difference between the effective tax rate of 89.2% compared with the U.S. statutory rate of 35% is primarily attributable to goodwill amortization, other nondeductible expenses and state income taxes.


 Liquidity and Capital Resources
--------------------------------

     Cash provided by operating activities in the first three months of 1997 as compared with the first three months of 1996 increased $1.9 million. This increase in cash provided by operating activities is primarily due to improvements in the collection of accounts receivable, offset partially by decreases in current and deferred income tax liabilities as well as net changes in the other operating assets and liabilities.

     Net cash used in investing activities during the first three months of 1997 aggregated $2.2 million, a decrease of $7.4 million compared with $9.6 million during the first three months of 1996. This decrease in cash used in investing activities results primarily from net decreases of $5.5 million of cash used for net purchases of station representation contracts and $1.8 million of reduced capital expenditures.

     Overall cash flows used in financing activities during the first three months of 1997 aggregated $2.5 million compared with net cash provided by financing activities in the first three months of 1996 totalling $7.3 million. This decrease in cash used in financing activities is primarily attributable to a net reduction in amounts outstanding under the Company's credit facilities of $2.5 million in the first three months of 1997 compared with net borrowings of $9.0 million in the first three months of 1996 as well as having repurchased $1.7 million in 12 3/4% Senior Subordinated Notes due 2002 also occurring in the first three months of 1996.

The following table reconciles operating income to EBITDA for the periods indicated:


                                                                       Three Months Ended
                                                                            March 31,
                                                                       ------------------
                                                                         1997       1996
                                                                         ----       ----


  Operating income...............................................      $  913      $1,648
  Depreciation and amortization..................................       2,367       3,010
  Non-cash rent expense..........................................         312         435
  Non-cash 401K contribution.....................................         363          --
  Stock option compensation charge...............................        --           364
  Other non-cash charges.........................................        --            51
                                                                       ------       ------
                                                                       $3,955       $5,508
                                                                       ------       ------
                                                                       ------       ------


     EBITDA for the first quarter of 1997 decreased approximately $1.5 million, or 28.2% to $4.0 million as compared with $5.5 million for the first quarter of 1996. This decrease is primarily attributable to lower operating revenues and increased operating expenses, excluding depreciation and amortization, described above. As a result, the EBITDA margin decreased from 14.4% in the first quarter of 1996 to 10.6% in the first quarter of 1997.

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

     The Company's working capital requirements have been primarily provided by operations and borrowings under its credit facilities. It is expected that the Company's primary sources of financing for its future business activities will continue to be from operations plus borrowings under the Company's New Credit Agreement and that these sources are sufficient to meet the Company's working capital requirements.


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







Dated:  May 14, 1997                    KATZ MEDIA CORPORATION







By: /S/ THOMAS F. OLSON                 By: /S/ RICHARD E. VENDIG
    ________________________               __________________________
    Thomas F. Olson                        Richard E. Vendig
    President and                          Senior Vice President
    Chief Executive Officer and Director   Chief Financial & Administrative
                                           Officer, Treasurer