Form 10-Q
period 1997-06-30
KATZ MEDIA CORP
filed 1997-08-12
CIK 864363

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997      Commission File Number 0-24214



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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The Registrant does not have any equity securities registered under the Securities Act of 1933, as amended. All outstanding shares of Common Stock of the Registrant are held indirectly by the Registrant's ultimate parent company, Katz Media Group, Inc.

                                      INDEX




                                                                           PAGE
                                                                           ----

Item 1 - Financial Statements
------

    Consolidated Balance Sheets...........................................  2

    Consolidated Statements of Operations.................................  3

    Consolidated Statements of Cash Flows.................................  4

    Notes to Consolidated Financial Statements............................ 5-11

Item 2 - Management's Discussion and Analysis of
------
         Financial Condition and Results of Operations....................12-15


Part II  Other Information
         -----------------

Item 1 - Legal Proceedings................................................ 15
------

Signatures................................................................ 16

Financial Data Schedule................................................... 17

                             KATZ MEDIA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
             (000's Omitted, Except Share and Per Share Information)



                                                                                          June 30,     December 31,
                                                                                          --------     ------------
                                                                                            1997           1996
                                                                                            ----           ----
                                                                                         (Unaudited)      (Note)
Assets
Current assets:
   Cash and cash equivalents......................................................     $   2,842       $  3,027
   Accounts receivable, net of allowance for doubtful accounts of  $1,300.........        62,825          68,884
      Deferred costs on purchases of station representation contracts.............        22,015          21,428
      Prepaid expenses and other current assets ..................................         1,386           1,293
                                                                                       ---------       ---------
          Total current assets....................................................        89,068          94,632
                                                                                       ---------       ---------

Fixed assets, net.................................................................        15,711          15,740
Deferred income taxes.............................................................         1,057            --
Deferred costs on purchases of station representation contracts...................        89,084          74,399
Intangible assets, net ...........................................................       215,000         218,808
Other assets, net ................................................................        34,323          34,121
                                                                                       ---------       ---------
          Total assets............................................................     $ 444,243       $ 437,700
                                                                                       ---------       ---------
                                                                                       ---------       ---------

Liabilities and Stockholder's Equity Current liabilities:
    Accounts payable and accrued liabilities......................................     $  58,310       $  45,447
    Deferred income on sales of station representation contracts..................        12,868          14,548
      Income taxes payable........................................................          --             1,811
                                                                                       ---------       ---------
          Total current liabilities...............................................        71,178          61,806
                                                                                       ---------       ---------
                                                                                       ---------       ---------

Deferred income on sales of station representation contracts......................         8,255           4,787
Deferred income taxes payable.....................................................         1,568           1,568
Long-term debt....................................................................       215,622         217,622
Other liabilities,  principally deferred rent and  representation contracts payable       46,978          47,207

Commitments and contingencies.....................................................          --              --

Stockholder's equity
   Common stock, $.01 par  value, 100 shares authorized issued and outstanding....          --              --
   Paid-in-capital................................................................       128,812         128,785
   Carryover basis adjustment.....................................................       (20,047)        (20,047)
   Accumulated deficit............................................................        (8,123)         (4,028)
                                                                                       ---------       ---------

         Total  stockholder's equity..............................................       100,642         104,710
                                                                                       ---------       ---------
         Total liabilities and stockholders' equity...............................     $ 444,243       $ 437,700
                                                                                       ---------       ---------
                                                                                       ---------       ---------


                              Note: The consolidated balance sheet at December 31, 1996 has been derived from audited financial statements at that date.


                            The accompanying notes are an integral part of these consolidated financial statements.

                                               KATZ MEDIA CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                              (000's Omitted, Except Share and Per Share Information)
                                                    (Unaudited)



                                                      Three Months Ended                    Six Months Ended
                                                           June 30,                             June 30,
                                                    ----------------------              ----------------------
                                                    1997              1996              1997              1996
                                                    ----              ----              ----              ----
Operating revenues, net......................    $  45,452         $  48,115        $  82,690         $  86,397
                                                 ---------         ---------        ---------         ---------

Operating expenses:..........................
Salaries and related costs...................       25,114            25,919           49,026            49,953
Selling, general and administrative..........       10,103             9,876           20,149            19,466
Depreciation and amortization................          355             2,830            2,722             5,840
Restructuring Charge.........................        7,095              --              7,095              --
                                                 ---------         ---------        ---------         ---------
      Total operating expenses...............       42,667            38,625           78,992            75,259
                                                 ---------         ---------        ---------         ---------
      Operating income.......................        2,785             9,490            3,698            11,138
                                                 ---------         ---------        ---------         ---------
Other expense (income):......................
Interest expense.............................        5,440             5,109           10,841            10,134
Interest income..............................         (135)              (21)            (227)              (50)
                                                 ---------         ---------        ---------         ---------
      Total other expense, net...............        5,305             5,088           10,614            10,084
                                                 ---------         ---------        ---------         ---------
(Loss) income before income
  tax provision (benefit) ...................       (2,520)            4,402           (6,916)            1,054
Income tax provision (benefit)...............        1,098             2,812           (2,821)              679
                                                 ---------         ---------        ---------         ---------
       Net income ...........................      ($3,618)           $1,590          ($4,095)             $375
                                                 ---------         ---------        ---------         ---------
                                                 ---------         ---------        ---------         ---------


                         The accompanying notes are an integral part of these consolidated financial statements.


                                               KATZ MEDIA CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (000's Omitted, Except Share and Per Share Information)
                                                    (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                      --------------------------
                                                                                      1997                  1996
                                                                                      ----                  ----
Cash flows from operating activities:
   Net (loss) income before adjustments.........................................    ($4,095)            $    375
                                                                                    --------            --------
   Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
       Depreciation and amortization............................................      2,722                5,840
       Amortization of debt issuance costs......................................        292                  --
       Deferred rent............................................................        558                  790
       Non-cash compensation expense for stock options..........................         55                  593
       Non-cash 401K contribution...............................................        786                  --
       Restructuring Charge.....................................................      7,095                  --
       Changes in assets and liabilities:
        Decrease (increase) in accounts receivable..............................      6,271               (2,987)
       (Increase) in other assets...............................................     (1,213)                 423
       (Increase) in deferred taxes.............................................     (1,057)                 --
        Increase in accounts payable and accrued liabilities....................      1,791                  848
       (Decrease)in income taxes payable........................................     (1,811)                (888)
       (Decrease) in other liabilities..........................................     (1,064)                 --
        Other, net..............................................................      1,277                  363
                                                                                    --------            --------
       Total adjustments........................................................     15,702                4,982
                                                                                    --------            --------
        Net cash provided by operating activities...............................     11,607                5,357
                                                                                    --------            --------

Cash flows from investing activities:
     Capital expenditures.......................................................     (1,842)             (4,106)
     Payments received on sales of station representation contracts.............     17,363               9,677
     Payments made on purchases of station representation contracts.............    (23,845)            (21,488)
                                                                                    --------            --------
               Net cash  (used in) investing activities.........................     (8,324)            (15,917)
                                                                                    --------            --------

Cash flows from financing activities:
   Credit facilities borrowing..................................................     39,800              36,000
   Credit facilities repayments.................................................    (41,800)            (21,700)
   Repurchase of Company Common Stock...........................................     (1,468)               --
   Retirement of 12 3/4% Senior Subordinated Notes..............................      --                 (1,740)
                                                                                    --------            --------
        Net cash (used in) provided by financing activities.....................     (3,468)             12,560
                                                                                    --------            --------

Net  decrease in cash and cash equivalents......................................       (185)              2,000
Cash and cash equivalents, beginning of period..................................      3,027                 228
                                                                                    --------            --------
Cash and cash equivalents, end of period........................................$     2,842         $     2,228
                                                                                    --------            --------
                                                                                    --------            --------


                         The accompanying notes are an integral part of these consolidated financial statements.



                             KATZ MEDIA CORPORATION
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the business of Katz Media Corporation (the "Company"), operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated 1996 financial statements and footnotes thereto included in the Company's Form 10-K filed March 27, 1997 (File No. 0-24214).


2.   EARNINGS PER COMMON SHARE

     Earnings per share information is not presented as the Company is a wholly owned subsidiary of its ultimate parent Company, Katz Media Group, Inc. ("KMG").


3.   RECENT DEVELOPMENTS

     On July 14, 1997, KMG entered into a Merger Agreement which provides for the acquisition of KMG by a newly formed company (Morris Acquisition Corporation) jointly owned by Chancellor Broadcasting Company and Evergreen Media Corporation, two clients of the Company. Also on this date, Morris Acquisition Corporation announced a tender offer of $11.00 a share for 100% of the outstanding shares of KMG. It is anticipated the transaction will be completed in the third quarter of 1997, subject to regulatory clearance.


4.   RESTRUCTURING CHARGE

     During the second quarter of 1997, the Company completed a review of its operations, including its real estate requirements, in an effort to promote the effectiveness of its operations and enhance its competitive position in the marketplace and general efficiencies. As a result of these efforts the Company has recorded a restructuring charge of $7.1 million, representing severance and other related costs of $3.8 million and costs associated with consolidating certain real estate facilities totaling approximately $3.3 million. Through June 30, 1997, approximately $0.8 million of these costs have been paid by the Company. The Company anticipates the balance of these restructuring costs to be paid by year end 1999.


5.   RECLASSIFICATION

     Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the current year presentation.


6.   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The following condensed consolidating financial statements for the three and six months ended June 30, 1997 and 1996 present the financial position, the results of operations and cash flows for the Company (carrying any investments in guarantor and non-guarantor subsidiaries under the equity method), guarantor subsidiaries of the Company and non-guarantor subsidiaries of the Company, and the eliminations necessary to arrive at the information for the Company on a consolidated basis.

     The guarantor subsidiaries are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the Company's 10 1/2% Senior Subordinated Notes due 2007 (the "Notes") on a joint and several basis. The Company believes that providing the following condensed financial information is of material interest to investors in the Notes and has not presented separate financial statements for each of the guarantor subsidiaries of the Company. The Company has not presented separate financial statements and other disclosures concerning the guarantor subsidiaries of the Company because management has determined that such information is not material to investors.



                                               KATZ MEDIA CORPORATION
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (000's Omitted, Except Share and Per Share Information)


                                                                            June 30, 1997
                                                    -------------------------------------------------------------
                                                                                                          The
                                                      The                     Non-                      Company
                                                    Company   Guarantors   Guarantors  Eliminations   Consolidated
                                                    -------   ----------   ----------  ------------   ------------

Assets
Current Assets:
 Cash and cash equivalents.....................    $   --     $    2,834    $       8  $     --       $    2,842
 Accounts receivable, net......................        --         62,298          527        --           62,825
 Deferred costs on purchases of station
 representation contracts......................        --         22,015          --         --           22,015
 Prepaid expenses and other current assets.....        --          1,386          --         --            1,386
                                                   ---------  ----------    ---------  ----------     ----------
    Total current assets.......................        --         88,533          535        --           89,068
                                                   ---------  ----------    ---------  ----------     ----------
Fixed assets, net..............................        --         15,406          305        --           15,711
Deferred income taxes..........................        --          1,057          --         --            1,057
Deferred costs on purchases of station
 representation contracts......................        --         89,084          --         --           89,084
Equity investment in affiliates................      130,965        --            --    (130,965)            --
Due from affiliate.............................      175,888        --            --    (175,888)            --
Intangible assets, net.........................        --        214,562          438        --          215,000
Other assets, net..............................       18,667      15,405          251        --           34,323
                                                   ---------  ----------    ---------  ----------     ----------
    Total assets...............................    $ 325,520  $  424,047     $  1,529  ($306,853)     $  444,243
                                                   ---------  ----------    ---------  ----------     ----------
                                                   ---------  ----------    ---------  ----------     ----------

Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable and accrued liabilities......$      7,663   $  49,239      $  1,408   $   --        $   58,310
 Deferred income on sales of station
   representation contracts....................        --        12,868          --         --            12,868
                                                   ---------  ----------    ---------  ----------     ----------
    Total current liabilities..................       7,663      62,107         1,408       --            71,178
                                                   ---------  ----------    ---------  ----------     ----------
Deferred income on sales of station
 representation contracts......................        --         8,255          --         --             8,255
Deferred income taxes payable..................        1,568        --           --         --             1,568
Long-term debt.................................      215,622        --           --         --           215,622
Due to affiliate...............................        --       175,888          --     (175,888)            --
Other liabilities..............................           25     45,724        1,229        --            46,978

Stockholders' equity
 Common stock..................................        --           --             1          (1)            --
 Paid-in-capital...............................      128,812      96,610          989     (97,599)       128,812
 Carryover basis adjustment....................      (20,047)       --           --          --          (20,047)
 (Accumulated deficit) retained earnings ......       (8,123)     35,463      (2,098)    (33,365)         (8,123)
                                                   ---------  ----------    ---------  ----------     ----------
    Total stockholders' equity.................      100,642     132,073      (1,108)    (130,965)       100,642
                                                   ---------  ----------    ---------  ----------     ----------
    Total liabilities and stockholders' equity.     $325,520    $424,047     $ 1,529  ($306,853)        $444,243
                                                   ---------  ----------    ---------  ----------     ----------
                                                   ---------  ----------    ---------  ----------     ----------


                                               KATZ MEDIA CORPORATION
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (000's Omitted, Except Share and Per Share Information)


                                                                          December 31, 1996
                                                    -------------------------------------------------------------
                                                                                                          The
                                                      The                     Non-                      Company
                                                    Company   Guarantors   Guarantors  Eliminations  Consolidated
                                                    -------   ----------   ----------  ------------  ------------
Assets
Current Assets:
 Cash and cash equivalents.....................     $  --     $    3,027   $     --    $    --       $     3,027
 Accounts receivable, net......................        --         67,859        1,025       --            68,884
 Deferred costs on purchases of station
 representation contracts......................        --         21,428         --         --            21,428
 Prepaid expenses and other current assets.....        --          1,293         --         --             1,293
                                                    --------  ----------   ----------  ----------    -----------
    Total current assets.......................        --         93,607        1,025       --            94,632
                                                    --------  ----------   ----------  ----------    -----------
Fixed assets, net..............................        --         15,412          328       --            15,740
Deferred income taxes..........................        --          --            --         --             --
Deferred costs on purchases of station
 representation contracts......................        --         74,399         --         --            74,399
Equity investment in affiliates................      131,851       --            --      (131,851)         --
Due from affiliate.............................      168,356       --            --      (168,356)         --
Intangible assets, net.........................        --        218,370          438        --          218,808
Other assets, net..............................       22,783      11,180          158        --           34,121
                                                    --------  ----------   ----------  ----------    -----------
    Total assets...............................     $322,990    $412,968     $  1,949   ($300,207)    $  437,700
                                                    --------  ----------   ----------  ----------    -----------
                                                    --------  ----------   ----------  ----------    -----------

Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable and accrued liabilities......  $       658   $  42,935     $  1,854    $   --       $   45,447
 Deferred income on sales of station
   representation contracts....................        --         14,548           --        --           14,548
 Income taxes payable..........................        --          1,811           --        --            1,811
                                                    --------  ----------   ----------  ----------    -----------
    Total current liabilities..................          658      59,294        1,854        --           61,806
                                                    --------  ----------   ----------  ----------    -----------
Deferred income on sales of station
 representation contracts......................         --         4,787           --        --            4,787
Deferred income taxes payable..................         --         1,568           --        --            1,568
Long-term debt.................................      217,622        --             --        --          217,622
Due to affiliate...............................         --       168,356           --    (168,356)          --
Other liabilities..............................         --        46,650          557        --           47,207

Stockholders' equity
 Common stock..................................         --          --              1          (1)          --
 Paid-in-capital...............................      128,785      96,610          989     (97,599)       128,785
 Carryover basis adjustment....................      (20,047)       --             --          --        (20,047)
 (Accumulated deficit) retained earnings ......       (4,028)     35,703       (1,452)    (34,251)        (4,028)
                                                    --------  ----------   ----------  ----------    -----------
    Total stockholders' equity.................      104,710     132,313         (462)   (131,851)       104,710
                                                    --------  ----------   ----------  ----------    -----------
    Total liabilities and stockholders' equity.     $322,990  $  412,968   $    1,949    ($300,207)  $   437,700
                                                    --------  ----------   ----------  ----------    -----------
                                                    --------  ----------   ----------  ----------    -----------

                                               KATZ MEDIA CORPORATION
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (000's Omitted, Except Share and Per Share Information)


                                                                 Three Months Ended June 30, 1997
                                                    --------------------------------------------------------------
                                                                                                          The
                                                      The                     Non-                      Company
                                                    Company   Guarantors   Guarantors  Eliminations   Consolidated
                                                    -------   ----------   ----------  ------------   ------------

Operating revenues, net........................     $    --   $  44,984    $   468     $      --      $  45,452
                                                    -------   ---------    -------     ---------      ---------
Operating expenses:
 Salaries and related costs....................          --      24,536        578            --         25,114
 Selling, general and administrative...........          --       9,835        268            --         10,103
 Depreciation and amortization.................          --         329         26            --            355
 Restructuring charge..........................          --       7,095         --            --          7,095
                                                    -------   ---------    -------     ---------      ---------
       Total operating expenses................          --      41,795        872            --         42,667
                                                    -------   ---------    -------     ---------      ---------
       Operating income (loss).................          --       3,189       (404)           --          2,785
Other expense (income):
 Interest expense..............................       5,440          --         --            --          5,440
 Interest (income).............................        (126)         --         (9)           --           (135)
                                                    -------   ---------    -------     ---------      ---------
       Total other expense, net................       5,314          --         (9)           --          5,305
                                                    -------   ---------    -------     ---------      ---------
(Loss) income before income tax
  (benefit) provision..........................      (5,314)      3,189       (395)           --         (2,520)
 Income tax (benefit) provision................      (2,340)      3,438         --            --          1,098
 Equity in earnings of affiliates,
  net of taxes.................................        (644)         --         --           644             --
                                                    -------   ---------    -------     ---------      ---------
  Net (loss) income............................     ($3,618)      ($249)     ($395)         $644        ($3,618)
                                                    -------   ---------    -------     ---------      ---------
                                                    -------   ---------    -------     ---------      ---------

                                                                   Six Months Ended June 30, 1997
                                                    --------------------------------------------------------------
                                                                                                          The
                                                      The                     Non-                      Company
                                                    Company   Guarantors   Guarantors  Eliminations   Consolidated
                                                    -------   ----------   ----------  ------------   ------------

Operating revenues, net........................     $     --  $  81,780    $   910     $      --      $  82,690
                                                    --------  ---------    -------     ---------      ---------
Operating expenses:
 Salaries and related costs....................           --     47,982      1,044            --         49,026
 Selling, general and administrative...........           --     19,681        468            --         20,149
 Depreciation and amortization.................           --      2,669         53            --          2,722
 Restructuring charge..........................           --      7,095         --            --          7,095
                                                    --------  ---------    -------     ---------      ---------
       Total operating expenses................           --     77,427      1,565            --         78,992
                                                    --------  ---------    -------     ---------      ---------
       Operating income (loss).................           --      4,353       (655)           --          3,698
Other expense (income):
 Interest expense..............................       10,841         --         --            --         10,841
 Interest (income).............................         (218)        --         (9)           --           (227)
                                                    --------  ---------    -------     ---------      ---------
       Total other expense, net................       10,623         --         (9)           --         10,614
                                                    --------  ---------    -------     ---------      ---------
(Loss) income before income tax
  (benefit) provision..........................      (10,623)     4,353       (646)           --         (6,916)
 Income tax (benefit) provision................       (4,462)     1,641         --            --         (2,821)
 Equity in earnings of affiliates,
  net of taxes.................................        2,066         --         --        (2,066)            --
                                                    --------  ---------    -------     ---------      ---------
  Net (loss) income............................      ($4,095) $   2,712      ($646)      ($2,066)       ($4,095)
                                                    --------  ---------    -------     ---------      ---------
                                                    --------  ---------    -------     ---------      ---------

                                          KATZ MEDIA CORPORATION
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (000's Omitted, Except Share and Per Share Information)

                                                                 Three Months Ended June 30, 1997
                                                    --------------------------------------------------------------
                                                                                                          The
                                                      The                     Non-                      Company
                                                    Company   Guarantors   Guarantors  Eliminations   Consolidated
                                                    -------   ----------   ----------  ------------   ------------
Operating revenues, net........................     $   --    $ 47,554     $  561      $     --       $ 48,115
                                                    ------    --------     ------      --------       --------
Operating expenses:
 Salaries and related costs....................         --      25,261        658            --         25,919
 Selling, general and administrative...........         --       9,576        300            --          9,876
 Depreciation and amortization.................         --       2,803         27            --          2,830
                                                    ------    --------     ------      --------       --------
       Total operating expenses................         --      37,640        985            --         38,625
                                                    ------    --------     ------      --------       --------
       Operating income........................         --       9,914       (424)           --          9,490
Other expense (income):
 Interest expense..............................      5,105          --          4            --          5,109
 Interest (income).............................        (23)         --          2            --            (21)
                                                    ------    --------     ------      --------       --------
       Total other expense, net................      5,082          --          6            --          5,088
                                                    ------    --------     ------      --------       --------
(Loss) income before income tax
   (benefit) provision.........................     (5,082)      9,914       (430)           --         (4,402)
 Income tax (benefit) provision................     (1,082)      3,894         --            --          2,812
 Equity in earnings of affiliates,
  net of taxes.................................      5,590          --         --        (5,590)            --
                                                    ------    --------     ------      --------       --------
Net (loss) income..............................     $1,590      $6,020      ($430)      ($5,590)        $1,590
                                                    ------    --------     ------      --------       --------
                                                    ------    --------     ------      --------       --------

                                                                   Six Months Ended June 30, 1996
                                                    -------------------------------------------------------------
                                                                                                          The
                                                      The                     Non-                      Company
                                                    Company   Guarantors   Guarantors  Eliminations  Consolidated
                                                    -------   ----------   ----------  ------------  ------------

Operating revenues, net........................     $   --    $ 84,671     $1,726      $    --       $ 86,397
Operating expenses:
 Salaries and related costs....................         --      48,527      1,426           --         49,953
 Selling, general and administrative...........         --      18,828        638           --         19,466
 Depreciation and amortization.................         --       5,787         53           --          5,840
                                                    ------    --------     ------      -------       --------
       Total operating expenses................         --      73,142      2,117           --         75,259
                                                    ------    --------     ------      -------       --------
       Operating income........................         --      11,529       (391)          --         11,138
Other expense (income):
 Interest expense..............................     10,130          --          4           --         10,134
 Interest (income).............................        (50)         --         --           --            (50)
                                                    ------    --------     ------      -------       --------
       Total other expense, net................     10,080          --          4           --         10,084
                                                    ------    --------     ------      -------       --------
(Loss) income before income tax(benefit)
   (benefit) provision.........................    (10,080)     11,529       (395)          --          1,054
 Income tax (benefit) provision................     (4,234)      4,913         --           --            679
 Equity in earnings of affiliates,
  net of taxes.................................      6,221          --         --       (6,221)            --
                                                    ------    --------     ------      -------       --------
Net (loss) income..............................     $  375      $6,616      ($395)     ($6,221)      $    375
                                                    ------    --------     ------      -------       --------
                                                    ------    --------     ------      -------       --------

                                               KATZ MEDIA CORPORATION
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (000's Omitted, Except Share and Per Share Information)



                                                                   Six Months Ended June 30, 1997
                                                    --------------------------------------------------------------
                                                                                                          The
                                                      The                     Non-                      Company
                                                    Company   Guarantors   Guarantors  Eliminations   Consolidated
                                                    -------   ----------   ----------  ------------   ------------
Net cash  (used in) provided by operating
 activities....................................     ($3,761)  $   15,360     $   8         $  --        $ 11,607
                                                    --------  ----------     -----         -----        --------
Investing Activities:
 Capital expenditures..........................           --      (1,842)       --            --          (1,842)
 Payments received on sales of station
 representation contracts......................           --      17,363        --            --          17,363
 Payments made on purchases of station
 representation contracts......................           --     (23,845)       --            --         (23,845)
                                                    --------  ----------     -----         -----        --------
Net cash (used in) investing activities........           --      (8,324)       --            --          (8,324)
                                                    --------  ----------     -----         -----        --------
Financing Activities:
 Credit facilities borrowings..................       39,800          --        --            --          39,800
 Credit facilities repayments..................      (41,800)         --        --            --         (41,800)
 (Increase) decrease in due (to) from
 affiliate.....................................        7,229      (7,229)       --            --              --
 Purchase of Company common stock..............       (1,468)         --        --            --          (1,468)
 Repurchase of old notes.......................           --          --        --            --              --
                                                    --------  ----------     -----         -----        --------
Net cash provided by (used in) financing
 activities....................................        3,761      (7,229)       --            --          (3,468)
                                                    --------  ----------     -----         -----        --------
Net (decrease) increase in cash................           --        (193)        8            --            (185)
Cash and cash equivalents, beginning of
 period........................................           --       3,027        --            --           3,027
                                                    --------  ----------     -----         -----        --------
Cash and cash equivalents, end of period.......     $     --  $    2,834     $   8         $  --        $  2,842
                                                    --------  ----------     -----         -----        --------
                                                    --------  ----------     -----         -----        --------


                                               KATZ MEDIA CORPORATION
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (000's Omitted, Except Share and Per Share Information)


                                                                   Six Months Ended June 30, 1996
                                                    -------------------------------------------------------------
                                                                                                          The
                                                      The                     Non-                      Company
                                                    Company   Guarantors   Guarantors  Eliminations  Consolidated
                                                    -------   ----------   ----------  ------------  ------------
Net cash (used in) provided by operating
 activities....................................     ($9,642)  $   15,008       ($9)    $      --     $    5,357
                                                    -------   ----------   -------     ---------     ----------
Investing Activities:
 Capital expenditures..........................          --       (4,106)       --            --         (4,106)
 Payments received on sales of station
 representation contracts......................          --        9,677        --            --          9,677
 Payments made on purchases of station
 representation contracts......................          --      (21,488)       --            --        (21,488)
                                                    -------   ----------   -------     ---------     ----------
Net cash (used in) investing activities........          --      (15,917)       --            --        (15,917)
                                                    -------   ----------   -------     ---------     ----------
Financing Activities:
 Credit facilities borrowings..................      36,000           --        --            --         36,000
 Credit facilities repayments..................     (21,700)          --        --            --        (21,700)
 Increase (decrease) in due (to) from
 affiliate.....................................      (2,918)       2,918        --            --             --
 Repurchase of old notes.......................      (1,740)          --        --            --         (1,740)
                                                    -------   ----------   -------     ---------     ----------
Net cash provided by financing activities......       9,642        2,918        --            --         12,560
                                                    -------   ----------   -------     ---------     ----------
Net increase in cash...........................          --        2,009        (9)           --          2,000
Cash and cash equivalents, beginning of
 period........................................          --          187        41            --            228
                                                    -------   ----------   -------     ---------     ----------
Cash and cash equivalents, end of period.......     $    --   $    2,196   $    32     $      --     $    2,228
                                                    -------   ----------   -------     ---------     ----------
                                                    -------   ----------   -------     ---------     ----------



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


Business
--------

     The Company operates as a single segment business and is the only full service media representation firm in the United States serving all types of broadcast media, with leading market shares in the representation of radio and television stations and through NCC (a 50% owned joint venture) cable systems. During the second quarter of 1997, the Company's percentage composition of gross billings (representing the aggregate dollar amount of advertising placed on client stations or systems) by broadcast media was as follows: 55.5% for television; 37.4% for radio; and 7.1% for cable (on a 100% owned basis), interactive/Internet and international. Gross billings during the second quarter of 1997 as compared with the second quarter of 1996 decreased 11.2% for television and increased 16.4% for radio and 19.7% for cable (on a 100% owned basis), internet/Interactive and international. The composition of gross billings by broadcast media during the second quarter of 1996 aggregated 62.1% for television, 31.9% for radio, and 6.0% for cable (on a 100% owned basis), interactive/Internet and international.


Results of Operations - Three Months Ended June 30, 1997
--------------------------------------------------------

     Net  operating  revenues  for the  second  quarter  of 1997  totaled  $45.5 million, a decrease of approximately $2.6 million, or approximately 5.4%, compared with net operating revenues of $48.1 million for the second quarter of 1996. This decrease primarily reflects the 1996 consolidation of station ownerships, which led to net client losses and declines in gross billings in television, offset in part by net client gains and increases in gross billings in radio.

     Operating expenses, excluding depreciation and amortization, increased approximately $6.5 million, or 18.2%, from $35.8 million in the second quarter of 1996 to $42.3 million in the second quarter of 1997. Salaries and related costs decreased by approximately $0.8 million as compared to the second quarter of 1996, primarily attributable to decreased sales compensation resulting from decreased operating revenue. Selling, general and administrative expenses increased by approximately $0.2 million as compared with the second quarter of 1996. During the second quarter, the Company completed a review of its operations including real estate requirements in an effort to promote the effectiveness of its operations, enhance its competitive position in the marketplace and promote general efficiencies. The Company has recorded a charge of $7.1 million, of which $3.8 million relates to severance and other related costs and $3.3 million relates to planned facility consolidations. Operating expenses, excluding depreciation and amortization and the restructuring charge, as a percentage of net operating revenues, increased from 74% in the second quarter of 1996 to 77% in the second quarter of 1997.

     Depreciation and amortization overall decreased by $2.5 million, or 87.5%, for the second quarter of 1997 compared with the second quarter of 1996, primarily due to the effect of increased amortization of income on contracts sold over amortization on acquired contracts.

     Operating income for the second quarter of 1997 decreased by $6.7 million compared with the second quarter of 1996, reflecting primarily the restructuring charge discussed above.

     Interest expense, net, increased overall by $0.2 million for the second quarter of 1997 as compared with the second quarter of 1996, primarily due to increased borrowings and $0.1 million of increased amortization of debt issuance costs associated with the Company's December 1996 refinancing.

     Loss before income tax provision totaled $2.5 million for the second quarter of 1997, compared with income of $4.4 million for the second quarter of 1996. This was primarily due to the components listed above.

     The difference between the effective tax rate of (43.6%) compared with the U.S. statutory rate of 35% is primarily attributable to goodwill amortization, other nondeductible expenses and state income taxes. Due to the unusual and non-recurring nature of the restructuring charge, its full income tax effect is reflected in the second quarter effective tax rate.


Results of Operations - Six Months Ended June 30, 1997
------------------------------------------------------

     Net operating revenues for the six months ended June 30, 1997 totaled $82.7 million, a decrease of approximately $3.7 million, or approximately 4.3%, compared with net operating revenues of $86.4 million for the six months ended June 30, 1996. This decrease primarily reflects the 1996 consolidation of station ownerships, which led to net client losses and declines in gross billings in television, offset in part by net client gains and increases in gross billings in radio.

     Operating expenses, excluding depreciation and amortization, increased approximately $6.9 million, or 9.9%, from $69.4 million in the six months ended

June 30, 1996 to $76.3 million for the six months ended June 30,1997. Salaries and related costs decreased by approximately $0.9 million as compared to the comparable 1996 period, primarily attributable to decreased sales compensation, resulting from decreased operating revenue. Selling, general and administrative expenses increased by approximately $0.7 million as compared with the comparable 1996 period, primarily due to increased information technology costs. In the second quarter of 1997, the Company recorded a charge of $7.1 million, of which $3.8 million relates to severance and other related costs and $3.3 million relates to planned facility consolidations. Operating expenses, excluding depreciation and amortization and the restructuring charge, as a percentage of net operating revenues, increased from 80% in the six months ended June 30, 1996 to 84% in the comparable period of 1997.

     Depreciation and amortization overall decreased by $3.1 million, or 53.4%, from the comparable 1996 period, primarily due to the effect of increased amortization of income on contracts sold over amortization on acquired contracts.

     Operating income for the six months ended June 30, 1997 decreased by $7.4 million compared with the comparable 1996 period, reflecting primarily the restructuring charge discussed above.

     Interest expense, net, increased overall by $0.5 million during the six months ended June 30, 1997 as compared with the comparable 1996 period, primarily due to increased borrowings and $0.3 million of increased amortization of debt issuance costs associated with the Company's December 1996 refinancing.

     Loss before income tax benefit totaled $6.9 million for the six months ended June 30, 1997, compared with income of $1.1 million for the comparable 1996 period. This was primarily due to the components listed above.

     The difference between the effective tax rate of 40.8% compared with the U.S. statutory rate of 35% is primarily attributable to goodwill amortization, other nondeductible expenses and state income taxes. Due to the unusual and non-recurring nature of the restructuring charge, its full income tax effect is reflected in the effective tax rate of 41.6% for the six months ended June 30, 1997.


Liquidity and Capital Resources
-------------------------------

     Cash provided by operating activities during the first six months of 1997 as compared with the first six months of 1996 increased $6.3 million. This increase in cash provided by operating activities is primarily due to improvements in the collection of accounts receivable and increases in accounts payable and accrued liabilities offset by decreases in other liabilities.

     Net cash used in investing activities during the first six months of 1997 aggregated $8.3 million, a decrease of $7.6 million compared with $15.9 million during the first six months of 1996. This decrease in cash used in investing activities results primarily from net decreases of $5.3 million of cash used for net purchases of station representation contracts and $2.3 million of reduced capital expenditures.

     Overall cash used in financing activities during the first six months of 1997 aggregated $3.5 million compared with net cash provided by financing activities in the first six months of 1996 totalling $12.6 million. The change in cash used in financing activities is primarily attributable to net credit facilities repayments of $2.0 million during the first six months of 1997 compared with net borrowings of $14.3 million during the first six months of 1996. In addition, during the six months ended June 30, 1997, the Company purchased 191,500 shares of its common stock for $1.5 million.

     The following table reconciles operating income to EBITDA for the three and six months periods ended June 30, 1997 and 1996:



                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                            June 30,
                                                                ------------------                  ----------------
                                                                1997          1996                  1997        1996
                                                                ----          ----                  ----        ----
   Operating income........................................     $ 2,785       $9,490                $ 3,698     $11,138
   Depreciation and amortization...........................         355        2,830                  2,722       5,840
   Non-cash rent expense...................................         246          355                    558         790
   Non-cash 401K contribution..............................         423           --                    786          --
   Stock option compensation charge........................          55          229                     55         593
   Restructuring charge....................................       7,095           --                  7,095          --
   Other non-cash charges..................................          --          (51)                    --          --
                                                                -------       -------               -------     -------
   EBITDA..................................................     $10,959       $12,853               $14,914     $18,361
                                                                -------       -------               -------     -------
                                                                -------       -------               -------     -------

     EBITDA for the second quarter of 1997 decreased approximately $1.9 million, or 14.7%, to $11.0 million as compared with $12.9 million for the second quarter of 1996. This decrease is primarily attributable to lower operating revenues and relatively flat cash operating expenses, described above. The EBITDA margin for the quarter decreased from 26.7% in the second quarter of 1996 to 24.1% in the second quarter of 1997.

     EBITDA for the first six months of 1997 decreased approximately $3.5 million, or 19.0%, to $14.9 million as compared with $18.4 million for the first six months of 1996. This decrease is primarily attributable to lower operating revenues and relatively flat cash operating expenses as described above. The EBITDA margin decreased from 21.3% in the first six months of 1996 to 18.0% in the first six months of 1997.

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

     The Company's working capital requirements have been primarily provided by operations and borrowings under its credit facilities. It is expected that the Company's primary sources of financing for its future business activities will continue to be from operations plus borrowings under the Company's Credit Agreement.

     On July 14, 1997, KMG entered into a Merger Agreement providing for the merger of KMG with a jointly owned subsidiary of Chancellor Broadcasting Company and Evergreen Media Corporation. Upon purchase of the shares in the tender offer, a change of control will occur which will result in the lenders' ability under the Company's Credit Agreement to accelerate the outstanding loans and also trigger a requirement on the part of the Company to offer to repurchase its 10 1/2% Senior Subordinated Notes due 2007. As part of the Merger Agreement, Chancellor Broadcasting Company and Evergreen Media Corporation have agreed to make available to KMG funds to refinance the Company's indebtedness, if required.


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





Dated:  August 12, 1997                      KATZ MEDIA CORPORATION







By:  /S/ THOMAS F. OLSON                     By:  /S/ RICHARD E. VENDIG
     ---------------------------                  ----------------------------
        Thomas F. Olson                         Richard E. Vendig
        President and                           Senior Vice President
         Chief Executive Officer and Director   Chief Financial & Administrative
                                                Officer, Treasurer